Form 10-Q
period 2003-06-30
TRUMP CASINO HOLDINGS LLC; TRUMP CASINO FUNDING INC
filed 2003-08-14
CIK 1226932, 1226933

SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended June 30, 2003

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from          to

Commission File No.: 333-104916

TRUMP CASINO HOLDINGS, LLC

(Exact Name of Registrant as Specified in its Charter)

Delaware	45-0475879

(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

c/o Trump Hotels & Casino Resorts Holdings, L.P. 1000 Boardwalk at Virginia Avenue Atlantic City, New Jersey 08401 (609) 449-6515
(Address, Including Zip Code and Telephone Number, Including Area Code, of Registrant’s Principal Executive Offices)

TRUMP CASINO FUNDING, INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	45-0475877

(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

c/o Trump Hotels & Casino Resorts Holdings, L.P. 1000 Boardwalk at Virginia Avenue Atlantic City, New Jersey 08401 (609) 449-6515
(Address, Including Zip Code and Telephone Number, Including Area Code, of Registrant’s Principal Executive Offices)

          Indicate by check mark whether the Registrants (1) have filed all Reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) have been subject to such filing requirements for the past 90 days.

Yes ☐	No ☒.

          Indicate by check mark whether either one of the registrants is an accelerated filer (as defined by Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒.

          As of August 14, 2003, there were 100 shares of Trump Casino Funding, Inc.’s Common Stock, par value $.01 per share, outstanding. Trump Casino Funding, Inc. meets the conditions set forth in General Instructions H(1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.

TRUMP CASINO HOLDINGS, LLC

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

TRUMP CASINO HOLDINGS, LLC
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	December 31, 2002	June 30, 2003

		(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$33,917	$35,827
Receivables, net	12,756	14,326
Inventories	3,182	3,047
Prepaid expenses and other current assets	3,797	3,471
Due from affiliates	378	425

Total current assets	54,030	57,096
PROPERTY AND EQUIPMENT, NET	517,854	518,554
INVESTMENT IN BUFFINGTON HARBOR RIVERBOATS, LLC	31,842	30,294
DEFERRED BOND AND LOAN ISSUANCE COSTS, NET	2,575	18,673
OTHER ASSETS	21,763	21,160

Total assets	$628,064	$645,777

LIABILITIES AND EQUITY
CURRENT LIABILITIES
Current maturities of long-term debt	$7,712	$9,955
Accounts payable and accrued expenses	40,558	45,192
Due to affiliates	4,381	5,540
Accrued interest payable	3,778	5,361

Total current liabilities	56,429	66,048
DUE TO AFFILIATES-THCR HOLDINGS	32,566	—
LONG-TERM DEBT, LESS CURRENT MATURITIES	487,242	480,343
OTHER LONG-TERM LIABILITIES	5,974	2,137

Total liabilities	582,211	548,528

CAPITAL
Contributed capital	238,273	298,922
Accumulated deficit	(191,482)	(201,673)
Accumulated other comprehensive loss	(938)	—

Total capital	45,853	97,249

Total liabilities and capital	$628,064	$645,777

See accompanying notes.

TRUMP CASINO HOLDINGS, LLC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,

	2002	2003	2002	2003

REVENUES
Gaming	$102,112	$101,859	$202,124	$196,904
Rooms	5,484	5,585	10,604	10,427
Food and beverage	8,877	9,059	16,799	16,714
Management fees	1,114	1,186	1,114	2,149
Other	3,165	3,731	5,045	5,725

Gross revenues	120,752	121,420	235,686	231,919
Less-promotional allowances	20,961	21,230	40,827	41,457

Net revenues	99,791	100,190	194,859	190,462

COSTS AND EXPENSES
Gaming	48,213	49,268	95,244	96,096
Rooms	1,550	1,753	3,031	3,183
Food and beverage	3,933	3,894	7,091	6,911
General and administrative	20,316	22,848	40,288	44,223
General and administrative - related party	3,134	1,280	5,842	3,978
Debt renegotiation costs	940	23	1,411	401
Depreciation and amortization	6,715	7,117	13,003	14,349

	84,801	86,183	165,910	169,141

Income from operations	14,990	14,007	28,949	21,321

NON-OPERATING INCOME (EXPENSE)
Interest income	294	212	522	614
Interest expense	(12,405)	(17,046)	(24,754)	(31,981)
Interest expense - related party	(4,917)	—	(9,691)	(6,226)
Gain on debt retirement, net	—	—	—	7,931
Other non-operating income (expense)	39	(6)	(54)	(20)

Non-operating expense, net	(16,989)	(16,840)	(33,977)	(29,682)

Loss before income taxes and equity in loss from Buffington Harbor, LLC	(1,999)	(2,833)	(5,028)	(8,361)
Equity in loss from Buffington Harbor, LLC	(598)	(615)	(1,200)	(1,230)
Provision for income taxes	—	(300)	—	(600)

Net loss	$(2,597)	$(3,748)	$(6,228)	$(10,191)

See accompanying notes.

TRUMP CASINO HOLDINGS, LLC
CONDENSED CONSOLIDATED STATEMENTS OF CAPITAL
FOR THE SIX MONTHS ENDED JUNE 30, 2003
(unaudited)
(in thousands)

	Contributed Capital	Accumulated Deficit	Accumulated Other Comprehensive Gain/(Loss)	Total

Balance at December 31, 2002	$238,273	$(191,482)	$(938)	$45,853
Net capital contribution in connection with debt refinancing	60,426	—	—	60,426
Capital contribution - THCR Holdings	223			223
Comprehensive loss:
Net loss	—	(10,191)	—	(10,191)
Termination of interest rate swap in connection with debt refinancing	—	—	938	938

Total comprehensive loss	—	—	—	(9,253)

Balance at June 30, 2003	$298,922	$(201,673)	$—	$97,249

See accompanying notes.

TRUMP CASINO HOLDINGS, LLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	For the Six Months Ended June 30,

	2002	2003

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(6,228)	$(10,191)
Adjustments to reconcile net loss to net cash flows provided by operating activities -
Depreciation and amortization	13,003	14,349
Non cash gain on debt refinancing, net	—	(7,931)
Issuance of PIK debt in satisfaction of accrued interest	8,604	8,636
Equity in loss from Buffington Harbor, LLC	1,200	1,230
Accretion of bond discount	3,357	2,346
Amortization of loan costs	702	1,624
Provision for losses on receivables	1,207	853
Valuation allowance - CRDA investments	528	1,353
Increase in receivables	(271)	(2,423)
(Increase) decrease in inventories	(19)	135
(Increase) decrease in prepaid expenses and other current assets	(2,348)	325
Decrease (increase) in other assets	3,705	(1,978)
(Decrease) increase in due to affiliates	(4,379)	1,444
Increase in current liabilities	202	6,264
Decrease in other long-term liabilities	(4,769)	(2,814)

Net cash flows provided by operating activities	14,494	13,222

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment, net	(8,299)	(4,092)
Advances to Tribe	(2,908)	—
Other	(23)	318
Purchases of CRDA investments, net	(1,631)	(1,173)

Net cash flows used in investing activities	(12,861)	(4,947)

CASH FLOWS FROM FINANCING ACTIVITIES
Contribution from (distribution to) parent company	450	(101,931)
Payment of long-term debt	(7,565)	(352,998)
Proceeds from additional borrowings, net	2,898	468,036
Loan costs on additional borrowings	—	(19,472)

Net cash flows used in financing activities	(4,217)	(6,365)

Net (decrease) increase in cash and cash equivalents	(2,584)	1,910
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	39,091	33,917

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$36,507	$35,827

SUPPLEMENTAL INFORMATION:
Cash paid for interest	$20,846	$26,781

Purchase of property and equipment under capital lease obligations and other financing	$3,021	$10,541

See accompanying notes.

TRUMP CASINO HOLDINGS, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1) Organization and Operations

               The accompanying condensed consolidated financial statements include those of Trump Casino Holdings, LLC, a Delaware single member limited liability company (“TCH”), and its subsidiary, Trump Casino Funding, Inc., a New Jersey corporation (“TCF”).   TCH’s wholly-owned subsidiaries include: (i) TCF, (ii) Trump Marina Associates, L.P. (“Marina Associates”), (iii) Trump Marina, Inc., (iv) Trump Indiana, Inc. (“Trump Indiana”), (v) Trump Indiana Realty, LLC (“Trump Indiana Realty”) and (vi) THCR Management Holdings, LLC (“THCR Management”) and its subsidiary, THCR Management Services, LLC (“Trump 29 Services”).

               The sole member of TCH is Trump Hotels & Casino Resorts Holdings, L.P., a Delaware limited partnership (“THCR Holdings”). THCR Holdings is owned approximately 63.4% by Trump Hotels & Casino Resorts, Inc., a Delaware corporation (“THCR”), as both a general and limited partner, and approximately 36.6% by Donald J. Trump as a limited partner. THCR is a publicly held company whose common stock, par value $.01 per share (the “THCR Common Stock”), is traded on The New York Stock Exchange under the symbol “DJT.”

               On March 25, 2003, TCH was capitalized. Simultaneously, Marina Associates, Trump Marina, Inc., Trump Indiana, Trump Indiana Realty, THCR Management and Trump 29 Services became wholly owned subsidiaries of TCH. As a result of this reorganization, the accompanying condensed consolidated financial statements present the condensed consolidated financial statements of TCH and subsidiaries as of December 31, 2002 and June 30, 2003 and for each of the three and six months in the period ended June 30, 2002 and 2003.

               Marina Associates owns and operates the Trump Marina Hotel Casino (“Trump Marina”), a casino hotel located in the marina district of Atlantic City, New Jersey (the “Marina District”).  Trump Indiana owns and operates Trump Indiana Casino Hotel, a riverboat gaming facility operating in Buffington Harbor, on Lake Michigan, Indiana (the “Trump Indiana Riverboat”). THCR Management is the sole member of Trump 29 Services.  Trump 29 Services manages the day-to-day operations of Trump 29 Casino located in Coachella Valley, California near Palm Springs pursuant to a five year management agreement (the “Trump 29 Management Agreement”) commencing on April 16, 2002, between Trump 29 Services and Twenty-Nine Palms Enterprises Corporation, a corporation wholly-owned by the Twenty Nine Palms Band of Luiseno Mission Indians, a federally recognized Native American Tribe and the owner of Trump 29 Casino (the “Tribe”). Trump Marina, Inc. is the general partner of Marina Associates.  Trump Indiana Realty, LLC has no material assets or operations. At June 30, 2003, THCR Management has no assets or operations.

               TCH and TCF have no operations and their ability to service their debt is dependent upon the successful operations of Trump Marina and the Trump Indiana Riverboat, and the management fees generated pursuant to the Trump 29 Management Agreement.

               All significant intercompany balances and transactions have been eliminated in the accompanying condensed consolidated financial statements.

               The accompanying condensed consolidated financial statements have been prepared without audit. In the opinion of management, all adjustments, consisting of only normal recurring adjustments necessary to present fairly the financial position, the results of operations and cash flows for the periods presented, have been made.

               The accompanying condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, certain information and note disclosures normally included in financial statements prepared in conformity with accounting principles generally accepted in the United States have been condensed or omitted.

               These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Registrants’ Registration Statements on Form S-4 and Form S-1 for the year ended December 31, 2002 filed with the SEC and available on the SEC’s website, www.sec.gov.

               The casino industry in Atlantic City is seasonal in nature; therefore, results of operations for the three and six months ended June 30, 2003 are not necessarily indicative of the operating results for a full year.

TRUMP CASINO HOLDINGS, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Reclassifications

               During 2002, TCH reclassified certain costs (primarily bus coin) from gaming expenses to promotional allowances to be consistent with prevailing industry practice. Prior year amounts of $606,000 and $1,196,000 for the three and six months ended June 30, 2002, respectively, have been reclassified to conform to the current year presentation.

               Certain other reclassifications and disclosures have been made to prior year financial statements for them to be in conformity with the current year presentation.

(2) Debt Refinancing

               On March 25, 2003, TCH and TCF consummated a private placement, or the TCH Notes Offering, of $475.0 million aggregate principal amount of two new issues of mortgage notes, consisting of $425.0 million principal amount of first priority mortgage notes due March 15, 2010, bearing interest at a rate of 11.625% per year payable in cash, sold at a price of 94.832% of their face amount for an effective yield of 12.75%, or the First Priority Mortgage Notes, and $50.0 million principal amount of second priority mortgage notes due September 15, 2010, bearing interest at a rate of 11.625% per year payable in cash, plus 6.0% through the issuance of payable-in-kind notes (the Second Priority Mortgage Notes, and together with the First Priority Mortgage Notes, the TCH Notes).  The indentures governing the TCH Notes contain various restrictions including restrictions on the ability of TCH to incur additional debt, pay dividends, issue or repurchase stock, make capital expenditures, or merge with another entity.  The TCH Notes are guaranteed by each of the subsidiaries of TCH, other than TCF which is a co-issuer of the TCH Notes, fully and unconditionally and on a senior secured basis.  Substantially all assets of TCH and its subsidiaries are pledged as security on the TCH Notes.

               In connection with the TCH Notes Offering, Donald  J. Trump purchased in a concurrent private offering, $15.0 million aggregate principal amount of additional Second Priority Mortgage Notes at the same purchase price at which the initial purchasers purchased the Second Priority Mortgage Notes.

               The net proceeds of the TCH Notes Offering and the concurrent private offering of Second Priority Mortgage Notes to Donald J. Trump were used on the consummation date of the TCH Notes Offering or the applicable redemption date to:

•	redeem at the applicable redemption prices $242.1 million aggregate principal amount of Trump’s Castle Funding, Inc.’s, or Castle Funding’s, 11.75% Mortgage Notes due 2003;

•	repay $70.0 million aggregate principal amount of Marina Associates’ bank debt due 2003;

•	redeem at the applicable redemption prices $14.3 million principal amount of Castle Funding’s 13.875% Pay-In-Kind Notes due 2005, or the Castle PIK Notes;

•	repay $20.3 million aggregate principal amount of Trump Indiana’s bank debt due 2006;

•

acquire and redeem at the applicable redemption prices $96.9 million aggregate principal amount (including the call premium) of THCR Holdings’ 15.5% Senior Notes due 2005, or the THCR Holdings Senior Notes; and

•	repay $0.2 million aggregate principal amount of THCR Management’s bank debt due 2003.

               Also, in connection with the TCH Notes Offering, $141.9 million principal amount of the Castle PIK Notes and $35.5 million principal amount of THCR Holdings Senior Notes held by THCR Holdings and its subsidiaries were cancelled without payment.

               Included in the $96.9 million principal amount (including call premium) of THCR Holdings Senior Notes purchased with the net proceeds of the TCH Notes Offering, $1.7 million principal amount of THCR Holdings Senior Notes were held by Mr. Trump. THCR Holdings also acquired an additional $15.0 million principal amount of THCR Holdings Senior Notes

TRUMP CASINO HOLDINGS, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

on the closing date of the TCH Notes Offering in a private transaction with Donald J. Trump. The purchase price of the aggregate $16.7 million principal amount of THCR Holdings Senior Notes acquired from Mr. Trump consisted of the proceeds from the issuance of 1,500 shares of Series A Preferred Stock, par value $1.00 per share (the “Series A Preferred Stock”), of THCR valued at $15.0 million, plus a cash amount equal to $1.7 million, plus the applicable redemption premium of 2.583% (approximately $430,000) and accrued interest of approximately $0.7 million on the entire $16.7 million principal amount of THCR Holdings Senior Notes sold by Mr. Trump. The Series A Preferred Stock of THCR, upon stockholder approval obtained at the annual THCR stockholders’ meeting in June 2003, was exchanged by Mr. Trump on July 11, 2003 for an aggregate of 7,894,737 shares of THCR Common Stock.

               Amounts due to THCR Holdings on the accompanying combined balance sheet were due from Trump Indiana (“Indiana Loan”) and had borne interest at an annual rate of 15.0%. On March 25, 2003, this note was assigned from THCR Holdings to TCH.

               Trump Indiana was charged management fees by  THCR Holdings pursuant to a management services agreement between Trump Indiana, Inc. and THCR Holdings. On March 25, 2003, this management services agreement was assigned from THCR Holdings to TCH.

                Financing costs, including  underwriters’ discounts of 2.5% to the purchasers of the First Priority Mortgage Notes and 10% to the purchasers of the Second Priority Mortgage Notes and direct transactional fees (including accounting, legal and printing), have been capitalized as deferred bond and loan issuance costs in the accompanying balance sheet and are being amortized to interest expense over the term of the debt.

               In connection with the refinancing, TCH recorded a net gain of $7,931,000 which consists of a net gain of $10,451,000 on the retirement of Castle Funding’s 11.75% Mortgage Notes due 2003 and the Castle PIK Notes, the settlement of Trump Indiana’s interest rate swap for $851,000 and the write-off of unamortized loan costs of approximately $1,669,000.

               The TCH Notes were offered to qualified institutional buyers under Rule 144A and Regulation S of the Securities Exchange Act of 1934.  Under the indentures governing the TCH Notes, TCH and TCF filed a registration statement on Form S-4 (File No.: 333-104916) with the SEC on May 1, 2003 to register notes having substantially identical terms as the TCH Notes, or the Exchange Notes, as part of an offer to exchange freely tradable Exchange Notes for the TCH Notes.  The SEC declared the registration statement effective on July 10, 2003, and holders may exchange their TCH Notes for Exchange Notes until 5:00 p.m. (Eastern Standard Time) on August 13, 2003, unless otherwise extended.

               Also, TCH and TCF filed a registration statement on Form S-1 (File No.: 333-105760) with the SEC on June 2, 2003 to register for potential resale the Second Priority Notes purchased by Mr. Trump concurrently with the TCH Notes Offering. The SEC declared the registration statement effective on August 6, 2003. Mr. Trump has advised TCH that he does not currently have any intentions of selling his Second Priority Notes.

(3) Debt Renegotiation Costs

               Marina Associates and Trump Indiana were seeking to refinance or modify the terms of their long-term debt in 2002. During the six months ended June 30, 2002 and 2003, debt renegotiation costs of $1,411,000 and $401,000, respectively, were expensed in the accompanying Statements of Operations. Debt renegotiation costs include the costs associated with 2002 debt refinancing efforts no longer pursued and transactional fees earned upon the successful consummation of the TCH Notes Offering on March 25, 2003.

(4) Recent Accounting Pronouncements

               In July 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” This standard addresses the financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs.  The standard  is effective for fiscal years beginning after June 15, 2002. The effect of adoption was not material to TCH’s financial results.

TRUMP CASINO HOLDINGS, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

               In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an Interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34” (“FIN No. 45”). The interpretation requires that upon issuance of a guarantee, the entity must recognize a liability for the fair value of the obligation it assumes under that obligation. This interpretation is intended to improve the comparability of financial reporting by requiring identical accounting for guarantees issued with separately identified consideration and guarantees issued without separately identified consideration. For TCH, the initial recognition, measurement provision and disclosure requirements of FIN No. 45 are applicable to guarantees issued or modified after December 31, 2002. The effect of adoption was not material to TCH’s financial results.

               In January 2003, the FASB issued Interpretation No.46, “Consolidation of Variable Interest Entities” (“FIN No. 46”). This interpretation clarifies the application of Accounting Research Bulletin No. 51,”Combined Financial Statements,” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient subordinated financial support from other parties. FIN No. 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. For existing variable interest entities, the consolidated requirement is effective for interim or annual financial statements beginning after June 15, 2003. TCH is currently evaluating whether it has any variable interest entities, which will be subject to consolidation pursuant to FIN No. 46.

(5) New Jersey Corporate  Business Tax

               On July 3, 2002, the State of New Jersey passed the New Jersey Business Tax Reform Act (the “Act”). This Act, among other things, requires the suspension of the use of New Jersey net operating loss carryforwards for two years and imposes a new Alternative Minimum Assessment amount under the New Jersey corporate business tax based on either gross receipts or gross profits, as defined. The Act is retroactive to January 1, 2002. In accordance with the Act, TCH has recorded a provision for current income tax expense of $300,000 and $600,000 for the three and six months ended June 30, 2003. There was no comparable expense in the three and six months ended June 30, 2002 since this change was recorded beginning in the period in which the tax law was passed (third quarter 2002) pursuant to the accounting literature in Financial Accounting Standards Board Statement Number 109, “Accounting for Income Taxes.”

(6) Subsequent Events

               On July 1, 2003, the New Jersey legislature passed a law that increases the taxation of New Jersey casinos. The new law imposes a 4.25% tax on complimentaries (i.e., free rooms, food, beverages and entertainment given to patrons.)  Complimentary rooms are deemed to initially be valued at $67 per room. Other complimentaries are valued at retail value or cost. In addition to the tax on complimentaries, a 7.5% tax is imposed on each casino’s 2002 adjusted net income, defined as net income plus management fees, subject to a minimum tax of $350,000 per casino. Finally, the revised law imposes an additional $3.00 fee per day on each occupied hotel room, increases the parking fee from $2.00 to $3.00 per car per day and eliminates the casino’s ability to retain $0.50 to offset administrative costs.

               TCH’s registration statements on Form S-4 (File No.: 333-104916) and S-1(File No.: 333-105760) were declared effective by the SEC on July 10, 2003 and August 6, 2003, respectively. See “Note 2 to the Condensed Consolidated Financial Statements (Unaudited).”

               Effective July 11, 2003, Indiana riverboat casinos, including Trump Indiana, are permitted to operate 24 hours a day pursuant to legislation enacted by the Indiana state legislature in May 2003. Trump Indiana has been operating 24 hours a day since such date.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

               This report includes “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934.  All statements other than statements of historical facts included in this report regarding the prospects of our industry or our prospects, plans, financial position or business strategy, may constitute forward-looking statements. In addition, forward-looking statements generally can be identified by the use of forward-looking words such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “believe,” “plans,” “forecasts,” “continue” or “could” or the negatives of these terms or variations of them or similar terms. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we cannot assure you that these expectations will prove to be correct. Important factors that could cause actual results to differ materially from our expectations include business, competition, regulatory and other uncertainties and contingencies discussed in this report that are difficult or impossible to predict and which are beyond our control.  All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements included in this document.  These forward-looking statements speak only as of the date of this report. We do not intend to update these statements unless the securities laws require us to do so.

               In this section, the words “Company,” “we,” “our,” “ours,” and “us” refer to Trump Casino Holdings, LLC (“TCH”) and its wholly-owned subsidiaries, unless otherwise noted.  Through its wholly-owned subsidiaries, TCH  owns and operates the Trump Marina Hotel Casino in Atlantic City, New Jersey (“Trump Marina”) and the Trump Indiana Casino Hotel, a riverboat gaming facility in Buffington Harbor, on Lake Michigan, Indiana (the “Trump Indiana Riverboat”). Through another subsidiary, TCH also manages the Trump 29 Casino near Palm Springs, California  (“Trump 29”). Terms not defined in this section shall have the meanings ascribed to them elsewhere in this Form 10-Q.

General

               Our business is subject to a variety of risks and uncertainties, some of which are discussed below.

               We have  substantial  indebtedness and interest expense which could limit capital expenditures and adversely affect our competitiveness.

               In March 2003, we refinanced the majority of our long-term debt with the net proceeds of the TCH Notes Offering. See “Note 2 to the Condensed Consolidated Financial Statements (unaudited).” Upon consummation of the TCH Notes Offering, our consolidated long-term debt was not reduced significantly and our consolidated interest expense remains high. Capital expenditures, such as room refurbishment, amenity upgrades and replacements and additions of new gaming equipment, are necessary from time to time to preserve the competitiveness of our properties. The Atlantic City market is very competitive and is anticipated to become more competitive in the future, especially following the opening of the Borgata by a joint venture of MGM Mirage and Boyd Gaming in the Marina District in July 2003. Our high levels of interest expense, however, could limit our ability to make capital expenditures necessary to improve and upgrade our properties and preserve our competitive position. Management believes that, based upon TCH’s current cash flow forecasts for 2003, TCH will have sufficient cash flows to meet its  debt service and operating expense requirements throughout 2003.

               The ability of TCH and TCF to pay interest on the TCH Notes ($490.0 million principal amount) depends  primarily on the ability of Trump Marina and the Trump Indiana Riverboat to generate cash from operations and the ability of Trump 29 Services to earn management fees sufficient for such purposes. In the case of principal payments at maturity, the ability to refinance such indebtedness is also important. The future operating performance of TCH’s properties is subject to general economic conditions, industry conditions, including competition and regulatory matters, and numerous other factors, many of which are unforeseeable or are beyond our control. There can be no assurance that the future operating performance of our properties will be sufficient to generate the cash flows required to meet the debt service obligations of the properties. The ability of our properties to pay the principal amount of their public debt at maturity (whether scheduled or by acceleration thereof) is primarily dependent upon our ability to obtain refinancing. There is also no assurance that the general state of the economy, the status of the capital markets generally, or the receptiveness of the capital markets to the gaming industry or to TCH and its subsidiaries will be conducive to refinancing debt at any given time or on more favorable terms.

               We Do Not Know How the Borgata will Affect Us in the Long Term.

               In July 2003, the Borgata Casino Hotel and Spa, a joint development of Boyd Gaming and MGM Mirage, opened in Atlantic City’s Marina District. The Borgata has approximately 2,000 rooms and suites, an approximate 135,000 square-foot casino, restaurants, retail shops, a spa and pool and entertainment venues.  Since its recent opening, the Borgata has adversely

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)

affected the results of Trump Marina, compared to the same period in the prior year.  This effect may be temporary and attributable to the desire of gaming patrons to visit a new casino. In addition, a connector road between the Borgata and Trump Marina has not been completed, making travel between the two properties inconvenient.  The connector project is anticipated to be completed in the Fall of 2003, and when completed, is expected to improve traffic flow from the Borgata to Trump Marina.  It is too early to determine, however, whether or not the Borgata will adversely affect Trump Marina and the Company in the long term.  While we believe that the opening of the Borgata will attract additional visitors to Atlantic City, especially to the Marina District where Trump Marina is situated, it is possible that the Borgata could have an adverse effect on the long-term business and operations of Trump Marina.  See “Financial Condition – Liquidity and Capital Resources.”

               Taxation of the gaming industry, already significant, may increase in the future which would reduce our profitability.

               The casino industry represents a significant source of tax revenues to the various jurisdictions in which casinos operate. We, as well as other gaming companies, are currently subject to significant state and local taxes and fees in addition to normal federal and state corporate income taxes. New Jersey taxes annual gaming revenues at the rate of 8.0% and levies an annual investment alternative tax of 2.5% on annual gaming revenue. This 2.5% obligation, however, can be satisfied by purchasing certain bonds or making certain investments in the amount of 1.25% of annual gaming revenues. In July 2002, the State of New Jersey passed the New Jersey Business Tax Reform Act, which, among other things, requires the suspension of the use of net operating loss carryforwards for two years and imposes a new Alternative Minimum Assessment amount under the New Jersey corporate business tax based on either gross receipts or gross profits, as defined.

                 On July 1, 2003, the New Jersey legislature passed a law that increases the taxation of New Jersey casinos. The new law imposes a 4.25% tax on complimentaries (i.e., free rooms, food, beverages and entertainment given to patrons). Complimentary rooms are deemed to initially be valued at $67 per room. Other complimentaries are valued at retail value or cost. In addition to the tax on complimentaries, a 7.5% tax is imposed on each casino’s 2002 adjusted net income, defined as net income plus management fees, subject to a minimum tax of $350,000 per casino. Finally, the revised law imposes an additional $3.00 fee per day on each occupied hotel room, increases the parking fee from $2.00 to $3.00 per car per day and eliminates the casino’s ability to retain $0.50 to offset administrative costs. Although any tax increase on our New Jersey casino will reduce our overall profitability, the Company does not believe the recent law will affect its ability to service its debt.

             From time to time, as was the case in the second quarter of 2002 in Indiana, various state and federal legislators have proposed changes in tax laws that affect the gaming industry. In connection with permitting dockside gaming which we believe is advantageous, the Indiana state legislature passed legislation effective July 1, 2002 that increased the gaming tax rates in Indiana. If a casino elects to become a dockside operation, the gaming tax rate structure changes from a flat tax rate of 22.5% to a graduated scale with a maximum tax rate of 35.0%, depending on gaming revenue level. Trump Indiana became a dockside operation in August 2002. As a result of a legislative bill passed by the State of Indiana during the second quarter of 2003, Trump Indiana recorded a $1.9 million retroactive recalculation of wagering tax due to the State of Indiana.

               Our Business is Subject to a Variety of Other Risks and Uncertainties.

               Our financial condition and results of operations could be affected by other events and uncertainties that are beyond our control such as (i) capital market conditions which could affect our ability to raise capital for refinancing debt or pursuing other alternatives, (ii) future acts of terrorism and their impact on capital markets, the economy, consumer behavior and operating expenses, including insurance premiums, (iii) competition from existing and potential new competitors in Atlantic City and other markets, which is likely to increase over the next five years, (iv) regulatory changes, and (v) adverse or unfavorable weather conditions.

Critical Accounting Policies

               The preparation of our financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Management periodically evaluates the Company’s policies and the estimates and assumptions related to such  policies. Trump Marina and Trump Indiana operate in highly regulated industries and are subject to regulations that describe and

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)

regulate operating and internal control procedures.  The Company believes its most critical accounting policies and significant estimates are described below.

               Revenue Recognition and Allowance for Doubtful Accounts

               The majority of the Company’s revenue is from gaming activities, and the majority of such revenue is derived from cash, which by nature does not require complex estimations. The Company extends credit to certain qualified patrons on a discretionary basis.  Credit play as a percentage of total dollars wagered on table games has recently been approximately 20%.  Trump Marina and Trump Indiana establish credit limits based upon the particular patron’s creditworthiness, as determined by an examination of various factors including a credit check of the patron, a verification of the patron’s personal checking account balance, and a verification of the patron’s credit limits and indebtedness at other casinos in the United States, as well as many island casinos.  The Company maintains an allowance for doubtful accounts for a portion of those customers whose checks have been unable to be deposited due to non-sufficient funds.  This allowance is based on a specific review of customer accounts as well as a review of the history of write-offs of returned markers.  Management  believes that the reserve recorded is reasonable; however, these estimates could change in the near term based on the actual collection experience with each returned marker.

               Long-lived Assets

               Management has determined that the Company’s policy associated with its long-lived assets and the related estimates is critical to the preparation of the consolidated financial statements. The Company has a significant investment in long-lived property and equipment. Management estimates that the undiscounted future cash flows expected to result from the use of these assets exceed the current carrying value of these assets. Any adverse change to the estimate of these undiscounted cash flows could necessitate an impairment charge that would adversely affect operating results. Management estimates the useful lives for the Company’s assets based on historical experience and the estimates of assets’ commercial lives.  Should the actual useful life of a class of assets differ from the estimated useful life, an impairment charge would be recorded. Management reviews useful lives and obsolescence and assesses commercial viability of the Company’s assets periodically.

               Self- Insurance Reserves

               Self-insurance reserves represent the estimated amounts of uninsured claims related to employee health medical costs, workers’ compensation, and personal injury claims that have occurred in the normal course of business.  These reserves are established by management based upon specific review of open claims, with consideration of incurred but not reported claims as of the balance sheet date.  The costs of the ultimate disposition of these claims may differ from these reserve estimates.

Recent Accounting Pronouncements

               In July 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” This standard addresses the financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs.  The standard is effective for fiscal years beginning after June 15, 2002.  The effect of adoption was not material to the Company’s financial results.

               In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an Interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34” (“FIN No. 45”).  The interpretation requires that upon issuance of a guarantee, the entity must recognize a liability for the fair value of the obligation it assumes under that obligation.  This interpretation is intended to improve the comparability of financial reporting by requiring identical accounting for guarantees  issued with separately identified consideration and guarantees issued without separately identified consideration.  For the Company, the initial recognition, measurement provision and disclosure requirements of FIN No. 45 are applicable to guarantees issued or modified after December 31, 2002.  The effect of adoption was not material to the Company’s financial results.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)

               In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN No. 46”).  This interpretation clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient subordinated financial support from other parties.  FIN No. 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date.  For existing variable interest entities, the consolidated requirement is effective for interim or annual financial statements beginning after June 15, 2003.  The Company is evaluating whether it has any variable interest entities, which will be subject to consolidation pursuant to FIN No. 46.

Financial Condition - Liquidity and Capital Resources

               Historically, cash flows from operating activities have been the primary source of liquidity for Trump Marina and Trump Indiana. Trump Marina and Trump Indiana have relied on borrowings or capital lease financing for their liquidity and/or capital resources.

               We will continue to rely primarily on cash flows from operating activities for our liquidity and capital resources. Our ability to borrow funds for our liquidity needs will be severely restricted by covenants in the indentures governing the TCH Notes and by our high level of indebtedness. Sources of our short-term and long-term liquidity will include primarily: (i) slot win, (ii) table win, (iii) room occupancy, (iv) food and beverage sales and (v) miscellaneous items, less promotional expenses. Although we expect to have sufficient liquidity from the operating activities of Trump Marina and Trump Indiana and the management fees received by Trump 29 Services to meet our obligations in 2003, there can be no assurances in this regard. A variety of factors, including a decrease or change in the demand for our services, could have a material adverse effect on our liquidity.

               Our combined cash and cash equivalents at June 30, 2003 were $35.8 million compared to $33.9 million at December 31, 2002. A portion of the cash and cash equivalents balance is required for the day-to-day operations of Trump Marina and Trump Indiana, which includes approximately $13.0 million of currency and coin on-hand for casino and hotel operations. This amount varies by days of the week, holidays, and seasons.

               Trump Marina competes with other Atlantic City casino/hotels on the basis of customer service, the array of games offered, the attractiveness of a casino/hotel and on extent and quality of the facilities and amenities.

               In July 2003, the Borgata, a casino hotel built through a joint venture of MGM Mirage and Boyd Gaming, opened in Atlantic City’s marina district. The long term impact of the Borgata on Atlantic City’s casinos and, in particular, Trump Marina, cannot be ascertained at this time. See “General; We Do Not Know How the Borgata Will Affect Us in the Long Term.”

               The cost of the new garage at Trump Indiana, which we own with a joint venture partner that is an affiliate of Majestic Star, was financed with a $20.9 million loan which is secured by an assignment of two separate leases of the garage from the joint venture to each of: (i) Trump Indiana, Inc. pursuant to a lease, dated June 19, 2001, and (ii) Majestic Star under a substantially identical lease. The term of the lease between the joint venture and Trump Indiana, Inc. expires on December 31, 2018. The initial rent payment paid by Trump Indiana, Inc. was approximately $8.4 million. In addition, Trump Indiana, Inc. is obligated to pay the joint venture a monthly rent equal to 50% of the debt service on the $20.9 million loan and 50% of any construction costs incurred by the joint venture in excess of the net proceeds of the financing. In the event either Trump Indiana, Inc. or Majestic Star defaults on its rental obligations under its respective garage lease with the joint venture, the other venturer will be obligated to pay rent in an amount sufficient to satisfy 100% of the joint venture’s debt service obligations under the loan.

               Pursuant to the Trump 29 Management Agreement, Trump 29 Services manages and directs all business and affairs in connection with the day-to-day operation, management and maintenance of Trump 29. In consideration for its management services, Trump 29 Services is entitled to an annual management fee equal to 30.0% of net revenues (as defined in the management agreement), which is payable monthly in arrears. Payments of the management fee are subject to the payment of certain priority amounts under the Trump 29 Management Agreement. In addition, Trump 29 Services has agreed to subordinate its right to receive management fees to the payment by the Tribe of the Tribe’s bank debt. As a result of such subordination, until the Tribe’s bank debt is paid in full, Trump 29 Services may not accept or receive any prepayment of its management fee or accept or receive any payment from the Tribe in respect of the management fee if a default has occurred and is continuing under the Tribe’s bank debt

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)

or if such payment of the management fee would result in a default under the Tribe’s bank debt. Trump 29 Services also agreed to guarantee repayment of up to $2.5 million of the Tribe’s bank debt.

               Because the Company has substantial indebtedness and related interest expense, we have not been able to pursue various capital expansion plans such as the addition of more hotel rooms. Capital expenditures for TCH for the six months ended June 30, 2002 and 2003 are as follows:

TRUMP CASINO HOLDINGS
CONSOLIDATING CAPITAL EXPENDITURES
(in thousands)

	Trump Marina	Trump Indiana	Total TCH

FOR THE SIX MONTHS ENDED JUNE 30, 2002
Purchase of Property & Equipment	$1,868	$6,431	$8,299
Capital Lease Additions	3,011	10	3,021

Total Capital Expenditures	$4,879	$6,441	$11,320

FOR THE SIX MONTHS ENDED JUNE 30, 2003
Purchase of Property & Equipment	$2,408	$1,684	$4,092
Capital Lease Additions	5,831	4,710	10,541

Total Capital Expenditures	$8,239	$6,394	$14,633

Comparison of Results of Operations for the Three Month Periods Ended June 30, 2002 and 2003

Overview

               We own and operate two casino gaming facilities, Trump Marina and the Trump Indiana Riverboat, and manage a third casino gaming facility, Trump 29. These businesses derive substantial benefit from the “Trump” name and its association with quality amenities and first class service. A number of other factors, including proven executive and property level management, combined with our focus on slot revenue, well-targeted marketing programs, stringent cost controls, strong customer service and improved customer access to our owned properties have positioned each property to capitalize on its strong competitive position. We believe that our business strategy discussed above at each property should enable us to capitalize on certain near-term growth opportunities.

               In connection with the TCH Notes Offering, Marina Associates, Trump Indiana, Inc. and THCR Management became wholly-owned subsidiaries of TCH. There was no other entity, which had significant assets or operations, which became a wholly-owned subsidiary of TCH. Prior to the date of consummation of the TCH Notes Offering, TCH had no significant assets or operations. Accordingly, we have included a discussion and analysis of the financial condition and results of operations of each of Marina Associates, Trump Indiana, and THCR Management. Management’s Discussion and Analysis of Financial Condition and Results of Operations of each of these entities should be read in connection with the respective financial statements and notes thereto included elsewhere in this Form 10-Q.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)

               The financial information presented below reflects the financial condition and results of operations of Trump Marina and Trump Indiana. TCF is a wholly-owned subsidiary of TCH and has no business operations.

	Three Months Ended June 30,

	2002 Trump Marina	2003 Trump Marina	2002 Trump Indiana	2003 Trump Indiana	2002 Total TCH*	2003 Total TCH*

	(in thousands)
Revenues:
Gaming	$70,262	$69,956	$31,850	$31,903	$102,112	$101,859
Other	15,524	15,933	2,002	2,442	18,640	19,561

Gross revenues	85,786	85,889	33,852	34,345	120,752	121,420
Less: promotional allowances	17,296	17,679	3,665	3,551	20,961	21,230

Net revenues	68,490	68,210	30,187	30,794	99,791	100,190

Costs and expenses:
Gaming	31,931	31,639	16,282	17,629	48,213	49,268
Other	3,938	4,004	1,545	1,643	5,483	5,647
General and administrative	14,678	16,452	5,158	5,861	20,316	22,848
General and administrative - related party	1,959	1,280	1,175	1,536	3,134	1,280
Debt renegotiation costs	656	—	284	—	940	23
Depreciation and amortization	5,298	5,248	1,417	1,869	6,715	7,117

Total costs and expenses	58,460	58,623	25,861	28,538	84,801	86,183

Income from operations	10,030	9,587	4,326	2,256	14,990	14,007

Interest income	133	20	60	21	294	212
Interest expense	(11,389)	(10,912)	(607)	(2,157)	(12,405)	(17,046)
Interest expense - related party	(4,451)	—	(466)	—	(4,917)	—
Other non-operating income (expense)	—	—	39	(6)	39	(6)

Total non-operating expense, net	(15,707)	(10,892)	(974)	(2,142)	(16,989)	(16,840)

Income (loss) before joint venture and income taxes	(5,677)	(1,305)	3,352	114	(1,999)	(2,833)
Equity in loss from Buffington Harbor	—	—	(598)	(615)	(598)	(615)
Provision for income taxes	—	(300)	—	—	—	(300)

Net income (loss)	$(5,677)	$(1,605)	$2,754	$(501)	$(2,597)	$(3,748)

*   Income and expenses of TCH and THCR Management are not separately shown.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)

               Gaming revenues are the primary source of TCH’s revenues and primarily consist of slot machine/table game win. The following chart details activity for the major components of gaming revenue:

	Three Months Ended June 30,

	2002 Trump Marina	2003 Trump Marina		2002 Trump Indiana	2003 Trump Indiana		2002 Total TCH*	2003 Total TCH*

	(in thousands)
Table Game Revenue	$17,215	$17,479		$5,539	$4,501		$22,754	$21,980
Increase (decrease) from Prior Period		$264			$(1,038)			$(774)
Table Game Drop	$92,961	$97,420		$32,546	$27,897		$125,507	$125,317
Increase (decrease) from Prior Period		$4,459			$(4,649)			$(190)
Table Game Win Percentage	18.5%	17.9%		17.0%	16.1%		18.1%	17.5%
Increase (decrease) from Prior Period		(0.6	)pts.		(0.9	)pts.		(0.6	)pts.
Number of Table Games	79	81		47	45		126	126
Increase (decrease) from Prior Period		2			(2)			—
Slot Revenue	$52,840	$52,297		$26,311	$27,402		$79,151	$79,699
Increase (decrease) from Prior Period		$(543)			$1,091			$548
Slot Handle	$674,835	$645,581		$350,603	$358,681		$1,025,438	$1,004,262
Increase (decrease) from Prior Period		$(29,254)			$8,078			$(21,176)
Slot Win Percentage	7.8%	8.1%		7.5%	7.6%		7.7%	7.9%
Increase (decrease) from Prior Period		0.3	pts.		0.1	pts.		0.2	pts.
Number of Slot Machines	2,528	2,517		1,558	1,717		4,086	4,234
Increase (decrease) from Prior Period		(11)			159			148
Other Gaming Revenue	$207	$180		—	—		$207	$180
Increase (decrease) from Prior Period		$(27)			—			$(27)
Total Gaming Revenues	$70,262	$69,956		$31,850	$31,903		$102,112	$101,859
Increase (decrease) from Prior Period		$(306)			$53			$(253)
Number of Guest Rooms Sold	59,852	60,424		12,727	14,782		72,579	75,206
Occupancy Rate	90.4%	91.2%		46.6%	54.1%		77.6%	80.4%
Average Daily Rate (Room Revenue)	$78.38	$78.69		$62.31	$56.15		$75.56	$74.26

*   Income and expenses of TCH and THCR Management are not separately shown.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)

               Table games revenues decreased approximately $774,000, or 3.4%, to $21,980,000 for the three months ended June 30, 2003 from $22,754,000 for the three months ended June 30, 2002.  This decrease was due primarily to a reduced table game win percentage from 18.1% for the three months ended June 30, 2002 to 17.5% for the three months ended June 30, 2003.

               Non-gaming revenues, in the aggregate, increased approximately $921,000, or 4.9%, to $19,561,000 for the three months ended June 30, 2003 from $18,640,000 for the three months ended June 30, 2002. Marina Associates cash sales from non-gaming operations increased by approximately $176,000, or 2.5%, to  $7,138,000 for the three months ended June 30, 2003 from $6,962,000 for the three months ended June 30, 2002.  Also, Marina Associates promotional allowances increased approximately $383,000, or 2.2%, to $17,679,000 for the three months ended June 30, 2003 from $17,296,000 for the three months ended June 30, 2002. These results reflect the continued operating strategy designed to efficiently utilize marketing costs and to increase cash sales from its non-gaming operations.

               Gaming costs and expenses increased approximately $1,055,000, or 2.2%, to $49,268,000 for the three months ended June 30, 2003 from $48,213,000 for the three months ended June 30, 2002.  This increase was due primarily to Trump Indiana’s recognition of an additional $1,942,000 of retroactive gaming tax as required by recent legislation, which changed the effective dates of Indiana’s gaming tax structure.

               Room costs and expenses increased by approximately $203,000, or 13.1%, to $1,753,000 for the three months ended June 30, 2003 from $1,550,000 for the three months ended June 30, 2002. This variance was due primarily to increased costs associated with Trump Indiana adding two departments, Hotel Sales and Customer Service.

               General and administrative costs and expenses increased approximately $2,532,000, or 12.5% to $22,848,000 for the three months ended June 30, 2003 from $20,316,000 for the three months ended June 30, 2002. This increase is due primarily to costs incurred by Marina Associates related to increased real estate taxes, insurance costs and write-offs of casino reinvestment deposits.

               General and administrative - related party costs and expenses decreased approximately $1,854,000, or 59.2%, to $1,280,000 for the three months ended June 30, 2003 from $3,134,000 for the three months ended June 30, 2002 primarily due to the termination, retroactive to January 1, 2003, of Trump Marina’s services agreement and the assignment of Trump Indiana’s management services agreement from THCR Holdings to TCH in connection with the debt refinancing discussed in Note 2.

               Debt renegotiation costs decreased approximately $917,000, or 97.6%, to $23,000 for the three months ended June 30, 2003 from $940,000 for the three months ended June 30, 2002. The 2002 expenses were related to abandoned efforts to refinance the then existing long term debt of the Registrants’ subsidiaries. On May 17, 2002, these refinancing efforts were terminated.

               Depreciation and amortization increased approximately $402,000, or 6.0%, to $7,117,000 for the three months ended June 30, 2003 from $6,715,000 for the three months ended June 30, 2002.  The increase is primarily due to depreciation associated with increased levels of slot machine purchases.

               Interest expense increased approximately $4,641,000, or 37.4%, to $17,046,000 for the three months ended June 30, 2003 from $12,405,000 for the three months ended June 30, 2002 primarily due to two reasons: (i) additional interest expense associated with the redemption of the THCR Holdings Senior Notes by TCH upon the consummation of the TCH Notes Offering and (ii) additional interest expense related to the Second Priority Notes payable through the issuance payable-in-kind notes.

               Interest expense - related party costs decreased approximately $4,917,000, or 100.0%, to $0 for the three months ended June 30, 2003 from $4,917,000 for the three months ended June 30, 2002 primarily due to the redemption of the Castle PIK Notes on March 25, 2003.

               In accordance with the New Jersey Business Tax Reform Act, Marina Associates has recorded a provision for current income tax expense of $300,000 for the three months ended June 30, 2003.  There was no comparable expense in the three months ended June 30, 2002 since this change was recorded beginning in the period in which the tax law was passed (third quarter 2002) pursuant to the accounting literature in Financial Accounting Standards Board Statement Number 109, “Accounting for Income Taxes.”

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)

               The financial information presented below reflects the financial condition and results of operations of Trump Marina and Trump Indiana. TCF is a wholly owned subsidiary of TCH and has no business operations.

	Six Months Ended June 30,

	2002 Trump Marina	2003 Trump Marina	2002 Trump Indiana	2003 Trump Indiana	2002 Total TCH*	2003 Total TCH*

	(in thousands)
Revenues:
Gaming	$137,552	$132,176	$64,572	$64,728	$202,124	$196,904
Other	28,308	28,583	4,140	4,283	33,562	35,015

Gross revenues	165,860	160,759	68,712	69,011	235,686	231,919
Less: promotional allowances	34,158	34,026	6,669	7,431	40,827	41,457

Net revenues	131,702	126,733	62,043	61,580	194,859	190,462

Costs and expenses:
Gaming	62,308	62,124	32,936	33,972	95,244	96,096
Other	7,016	6,911	3,106	3,183	10,122	10,094
General and administrative	29,066	32,426	10,734	11,154	40,288	44,223
General and administrative - related party	3,492	2,465	2,350	3,186	5,842	3,978
Debt renegotiation costs	1,127	(47)	284	—	1,411	401
Depreciation and amortization	10,199	10,643	2,804	3,706	13,003	14,349

Total costs and expenses	113,208	114,522	52,214	55,201	165,910	169,141

Income from operations	18,494	12,211	9,829	6,379	28,949	21,321

Interest income	166	57	166	385	522	614
Interest expense	(22,696)	(24,769)	(1,231)	(2,695)	(24,754)	(31,981)
Interest expense - related party	(8,753)	(6,177)	(938)	(49)	(9,691)	(6,226)
Gain (loss) on debt retirement, net	—	9,751	—	(1,820)	—	7,931
Other non-operating income (expense)	—	—	(54)	(20)	(54)	(20)

Total non-operating expense, net	(31,283)	(21,138)	(2,057)	(4,199)	(33,977)	(29,682)

Income (loss) before joint venture and income taxes	(12,789)	(8,927)	7,772	2,180	(5,028)	(8,361)
Equity in loss from Buffington Harbor	—	—	(1,200)	(1,230)	(1,200)	(1,230)
Provision for income taxes	—	(600)	—	—	—	(600)

Net income (loss)	$(12,789)	$(9,527)	$6,572	$950	$(6,228)	$(10,191)

*   Income and expenses of TCH and THCR Management are not separately shown.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)

               Gaming revenues are the primary source of TCH’s revenues and primarily consist of slot machine/table game win. The following chart details activity for the major components of gaming revenue:

	Six Months Ended June 30,

	2002 Trump Marina	2003 Trump Marina		2002 Trump Indiana	2003 Trump Indiana		2002 Total TCH*	2003 Total TCH*

Table Game Revenue	$33,140	$31,865		$11,848	$9,144		$44,988	$41,009
Increase (decrease) from Prior Period		$(1,275)			$(2,704)			$(3,979)
Table Game Drop	$178,377	$183,086		$67,208	$55,754		$245,585	$238,840
Increase (decrease) from Prior Period		$4,709			$(11,454)			$(6,745)
Table Game Win Percentage	18.6%	17.4%		17.6%	16.4%		18.3%	17.2%
Increase (decrease) from Prior Period		(1.2	pts.)		(1.2	pts.)		(1.1	pts.)
Number of Table Games	79	81		48	45		127	126
Increase (decrease) from Prior Period		2			(3)			(1)
Slot Revenue	$104,073	$99,987		$52,724	$55,584		$156,797	$155,571
Increase (decrease) from Prior Period		$(4,086)			$2,860			$(1,226)
Slot Handle	$1,323,846	$1,236,487		$697,837	$704,530		$2,021,683	$1,941,017
Increase (decrease) from Prior Period		$(87,359)			$6,693			$(80,666)
Slot Win Percentage	7.9%	8.1%		7.6%	7.9%		7.8%	8.0%
Increase (decrease) from Prior Period		0.2	pts.		0.3	pts.		0.2	pts.
Number of Slot Machines	2,526	2,514		1,509	1,722		4,035	4,236
Increase (decrease) from Prior Period		(12)			213			201
Other Gaming Revenue	$339	$324		—	—		$339	$324
Increase (decrease) from Prior Period		$(15)			—			$(15)
Total Gaming Revenues	$137,552	$132,176		$64,572	$64,728		$202,124	$196,904
Increase (decrease) from Prior Period		$(5,376)			$156			$(5,220)
Number of Guest Rooms Sold	114,604	116,287		27,654	28,102		142,258	144,389
Occupancy Rate	87.0%	88.3%		50.9%	51.8%		76.5%	77.6%
Average Daily Rate (Room Revenue)	$77.57	$76.25		$61.98	$55.51		$74.54	$72.21

*   Income and expenses of TCH and THCR Management are not separately shown.

               Table games revenues decreased approximately $3,979,000, or 8.8%, to $41,009,000 for the six months ended June 30, 2003 from $44,988,000 for the six months ended June 30, 2002.  This decrease was due primarily to two reasons (i) decrease in table drop of $6,745,000, or 2.7%, to $238,840,000 for the six months ended June 30, 2003 from $245,585,000 for the six months ended June 30, 2002 and (ii) a reduced table game win percentage from 18.3% for the six months ended June 30, 2002 to 17.2% for the six months ended June 30, 2003.  The table drop decrease was largely due to Trump Indiana’s decision to eliminate “high end” table player marketing efforts, a change in the Asian bus program in the third quarter of 2002, and the general decrease in table game play experienced throughout the industry.

               Slot revenues decreased approximately $1,226,000, or 0.8%, to $155,571,000 for the six months ended June 30, 2003 from $156,797,000 for the six months ended June 30, 2002.  This decrease was due primarily to an $80,666,000, or 4.0% decrease in slot handle which was the result of severe winter weather conditions in the Atlantic City market as well as adverse economic conditions and the war in Iraq.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)

               Non-gaming revenues increased approximately $1,453,000, or 4.3%, to $35,015,000 for the six months ended June 30, 2003 from $33,562,000 for the six months ended June 30, 2002. This increase was due primarily to additional Trump 29 management fees earned in 2003.

               Room costs and expenses increased approximately $152,000, or 5.0%, to $3,183,000 for the six months ended June 30, 2003 from $3,031,000 for the six months ended June 30, 2002.  This increase was due primarily to a $210,000 increase in room costs and expenses from Trump Indiana. This variance was due primarily to increased costs associated with Trump Indiana adding two departments, Hotel Sales and Customer Service.

               General and administrative costs and expenses increased approximately $3,935,000, or 9.8%, to $44,223,000 for the six months ended June 30, 2003 from $40,288,000 for the six months ended June 30, 2002. This increase is due primarily to costs incurred by Marina Associates related to increased real estate taxes, insurance costs, utilities and write-offs of casino reinvestment deposits.

               General and administrative - related party costs and expenses decreased approximately $1,864,000, or 31.9%, to $3,978,000 for the six months ended June 30, 2003 from $5,842,000 for the six months ended June 30, 2002 primarily due to the termination, retroactive to January 1, 2003, of Trump Marina’s services agreement in connection with the debt refinancing discussed in Note 2.

               Debt renegotiation costs decreased approximately $1,010,000, or 71.6%, to $401,000 for the six months ended June 30, 2003 from $1,411,000 for the six months ended June 30, 2002. The 2002 expenses were related to abandoned efforts to refinance the then existing long term debt of the Registrants’ subsidiaries. On May 17, 2002, these refinancing efforts were terminated.

               Depreciation and amortization increased approximately $1,346,000, or 10.4%, to $14,349,000 for the six months ended June 30, 2003 from $13,003,000 for the six months ended June 30, 2002.  The increase is due primarily to depreciation associated with increased levels of slot machine purchases.

               Interest expense increased approximately $7,227,000, or 29.2%, to $31,981,000 for the six months ended June 30, 2003 from $24,754,000 for the six months ended June 30, 2002 primarily due to three reasons: (i) an additional 30 days of interest associated with the call for redemption of the Castle Funding Mortgage Notes and the Castle PIK Notes, (ii) additional interest expense associated with the redemption of the THCR Holdings Senior Notes by TCH upon the consummation of the TCH Notes Offering and (iii) additional interest expense related to the Second Priority Notes payable through the issuance of payable-in-kind notes.

               Interest expense - related party costs decreased approximately $3,465,000, or 35.8%, to $6,226,000 for the six months ended June 30, 2003 from $9,691,000 for the six months ended June 30, 2002 primarily due to the redemption of the Castle PIK Notes on March 25, 2003.

               In connection with the TCH Notes Offering, TCH recorded a net gain of $7,931,000 which consists of a net gain of $10,451,000 on the retirement of Castle Funding’s 11.75% Mortgage Notes due 2003 and the Castle PIK Notes, the settlement of Trump Indiana’s interest rate swap for $851,000 and the write-off of unamortized loan costs of approximately $1,669,000.

               In accordance with the New Jersey Business Tax Reform Act, Marina Associates has recorded a provision for current income tax expense of $600,000 for the six months ended June 30, 2003.  There was no comparable expense in the six months ended June 30, 2002 since this change was recorded beginning in the period in which the tax law passed (third quarter 2002) pursuant to the accounting literature in Financial Accounting Standards Board Statement Number 109, “Accounting for Income Taxes.”

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)

Seasonality

               Our cash flows from operating activities are seasonal in nature. Spring and summer are traditionally the peak seasons for Trump Marina, with autumn and winter being non-peak seasons. Trump 29’s peak seasons are late winter and spring. Trump Indiana is not seasonal. Since Trump Marina accounts for the majority of our business, our operating results for the two quarters ending in March and December are not historically as profitable as the two quarters ending in June and September. Any excess cash flow achieved from operations during peak seasons is used to subsidize non-peak seasons. Performance in non-peak seasons is usually dependent on favorable weather and a long-weekend holiday calendar. In the event that we are unable to generate excess cash flows in one or more peak seasons, we may not be able to subsidize non-peak seasons, if necessary.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

               Management has reviewed the disclosure requirements for Item 3 and, based upon the Registrants’ current capital structure, scope of operations and financial statement structure, management believes that such disclosure is not warranted at this time. Since conditions may change, the Registrants will periodically review their compliance with this disclosure requirement to the extent applicable.

ITEM 4 - CONTROLS AND PROCEDURES

(a)

Evaluation of Disclosure Controls and Procedures. Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, the principal executive officer and principal financial officer of each of the Registrants have concluded that their disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) are effective to ensure that information required to be disclosed by the Registrants in reports that they file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

(b)

Changes in Internal Controls. There were no specific changes in the Registrants’ internal controls over financial reporting during the fiscal quarter covered by this Form 10-Q that have materially affected, or are reasonably likely to materially affect, the Registrants’ internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

               From time to time, TCH, members of its former executive committee, and certain of its employees are involved in various legal proceedings. In general, TCH has agreed to indemnify such persons against any and all losses, claims, damages, expenses (including reasonable costs, disbursements and counsel fees) and liabilities (including amounts paid or incurred in satisfaction of settlements, judgments, fines and penalties) incurred by them in said legal proceedings.

ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS

        Not Applicable.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

        Not Applicable.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        Not Applicable.

ITEM 5 - OTHER INFORMATION

        On June 25, 2003, the New Jersey Casino Control Commission renewed Marina Associates’ casino license to operate Trump Marina through June 25, 2007.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

a.	Exhibits:

31.1	Certification of the Chief Executive Officer of the Registrants Pursuant to Rule 13a-14(a)/15(d)-14(a) of the Securities Exchange Act of 1934, as Amended.

31.2	Certification of the Principal Financial and Accounting Officer of the Registrants Pursuant to Rule 13a-14(a)/15(d)-14(a) of the Securities Exchange Act of 1934, as Amended.

32.1	Certification of the Chief Executive Officer of the Registrants Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Principal Financial and Accounting Officer of the Registrants Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

b.	Current Reports on Form 8-K:

Pursuant to the indentures governing the TCH Notes, THCR filed a Form 8-K with the SEC on May 23, 2003 containing certain financial information relating to TCH for the period ended March 31, 2003.

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, each of the Registrants has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

T RUMP CASINO HOLDINGS, LLC

Date: August 14, 2003	By:	/s/ JOHN P. BURKE

John P. Burke Executive Vice President (Duly Authorized Officer and Principal Financial and Accounting Officer)

T RUMP CASINO FUNDING, INC.

Date: August 14, 2003	By:	/s/ JOHN P. BURKE

John P. Burke Executive Vice President (Duly Authorized Officer and Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification by the Chief Executive Officer of the Registrants Pursuant to Rule 13a-14(a)/15(d)-14(a) of the Securities Exchange Act of 1934, as Amended.

31.2	Certification by the Principal Financial and Accounting Officer of the Registrants Pursuant to Rule 13a-14(a)/15(d)-14(a) of the Securities Exchange Act of 1934, as Amended.

32.1	Certification of the Chief Executive Officer of the Registrants Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Principal Financial and Accounting Officer of the Registrants Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.