Form 10-Q
period 2003-09-30
TRUMP CASINO HOLDINGS LLC; TRUMP CASINO FUNDING INC
filed 2003-11-14
CIK 1226932, 1226933

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended September 30, 2003

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

Indicate by check mark whether the Registrants (1) have filed all Reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. Yes  ☒   No  ☐.

Indicate by check mark whether either one of the registrants is an accelerated filer (as defined by Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒.

As of November 14, 2003, there were 100 shares of Trump Casino Funding, Inc.’s Common Stock, par value $.01 per share, outstanding. Trump Casino Funding, Inc. meets the conditions set forth in General Instructions H(1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.

TRUMP CASINO HOLDINGS, LLC

PART I—FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

TRUMP CASINO HOLDINGS, LLC

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	December 31, 2002	September 30, 2003
		(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$33,917	$30,728
Receivables, net	12,756	12,437
Inventories	3,182	3,069
Prepaid expenses and other current assets	3,797	3,674
Due from affiliates	378	477

Total current assets	54,030	50,385
PROPERTY AND EQUIPMENT, NET	517,854	512,512
INVESTMENT IN BUFFINGTON HARBOR RIVERBOATS, LLC	31,842	29,669
DEFERRED BOND AND LOAN ISSUANCE COSTS, NET	2,575	17,896
OTHER ASSETS	21,763	22,212

Total assets	$628,064	$632,674

LIABILITIES AND EQUITY
CURRENT LIABILITIES
Current maturities of long-term debt	$7,712	$9,747
Accounts payable and accrued expenses	40,558	42,367
Due to affiliates	4,381	2,334
Accrued interest payable	3,778	2,719

Total current liabilities	56,429	57,167
DUE TO AFFILIATES-THCR HOLDINGS	32,566	—
LONG-TERM DEBT, LESS CURRENT MATURITIES	487,242	480,136
OTHER LONG-TERM LIABILITIES	5,974	1,900

Total liabilities	582,211	539,203

CAPITAL
Contributed capital	238,273	298,922
Accumulated deficit	(191,482)	(205,451)
Accumulated other comprehensive loss	(938)	—

Total capital	45,853	93,471

Total liabilities and capital	$628,064	$632,674

See accompanying notes.

TRUMP CASINO HOLDINGS, LLC

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2002	2003	2002	2003
REVENUES
Gaming	$113,364	$103,026	$315,489	$299,930
Rooms	6,056	5,967	16,660	16,394
Food and beverage	10,803	10,302	27,601	27,016
Management fees	693	839	1,807	2,988
Other	4,319	4,640	9,364	10,365

Gross revenues	135,235	124,774	370,921	356,693
Less-promotional allowances	25,397	22,553	66,224	64,010

Net revenues	109,838	102,221	304,697	292,683

COSTS AND EXPENSES
Gaming	50,904	50,025	146,147	146,121
Rooms	1,548	1,639	4,578	4,822
Food and beverage	4,344	4,542	11,435	11,453
General and administrative	22,430	22,744	62,720	66,966
General and administrative—related party	3,375	1,020	9,217	4,998
Debt renegotiation costs	6	—	1,417	401
Depreciation and amortization	7,030	7,737	20,033	22,086

	89,637	87,707	255,547	256,847

Income from operations	20,201	14,514	49,150	35,836

NON-OPERATING INCOME (EXPENSE)
Interest income	174	43	696	657
Interest expense	(14,191)	(16,658)	(38,945)	(47,935)
Interest expense—related party	(4,891)	(664)	(14,582)	(7,595)
Gain on debt retirement, net	—	—	—	7,931
Other non-operating income (expense)	33	—	(21)	(20)

Non-operating expense, net	(18,875)	(17,279)	(52,852)	(46,962)

Loss before income taxes and equity in loss from Buffington Harbor, LLC	1,326	(2,765)	(3,702)	(11,126)
Equity in loss from Buffington Harbor, LLC	(604)	(625)	(1,804)	(1,855)
Provision for income taxes	(950)	(388)	(950)	(988)

Net loss	$(228)	$(3,778)	$(6,456)	$(13,969)

See accompanying notes.

TRUMP CASINO HOLDINGS, LLC

CONDENSED CONSOLIDATED STATEMENTS OF CAPITAL

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003

(unaudited)

(in thousands)

	Contributed Capital	Accumulated Deficit	Accumulated Other Comprehensive Gain/(Loss)	Total
Balance at December 31, 2002	$238,273	$(191,482)	$(938)	$45,853
Net capital contribution in connection with debt refinancing	60,426	—	—	60,426
Capital contribution—THCR Holdings	223	—	—	223
Comprehensive loss:
Net loss	—	(13,969)	—	(13,969)
Termination of interest rate swap in connection with debt refinancing	—	—	938	938

Total comprehensive loss	—	—	—	(13,031)

Balance at September 30, 2003	$298,922	$(205,451)	$—	$93,471

See accompanying notes.

TRUMP CASINO HOLDINGS, LLC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	For the Nine Months Ended September 30,
	2002	2003
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(6,456)	$(13,969)
Adjustments to reconcile net loss to net cash flows provided by operating activities—
Depreciation and amortization	20,033	22,086
Non cash gain on debt refinancing, net	—	(7,931)
Issuance of PIK debt in satisfaction of accrued interest	8,604	10,478
Equity in loss from Buffington Harbor, LLC	1,804	1,855
Accretion of bond discount	5,136	2,856
Amortization of loan costs	3,206	2,653
Provision for losses on receivables	1,809	1,313
Valuation allowance—CRDA investments	856	1,640
Decrease (increase) in receivables	1,563	(994)
(Increase) decrease in inventories	(28)	112
(Increase) decrease in prepaid expenses and other current assets	(1,807)	123
Decrease (increase) in other assets	9,982	(2,593)
Decrease in due to affiliates	(7,073)	(1,814)
Increase in current liabilities	6,968	689
Increase (decrease) in other long-term liabilities	263	(2,815)

Net cash flows provided by operating activities	44,860	13,689

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment, net	(11,942)	(5,776)
Advances to Tribe	(3,962)	—
Other	(23)	318
Purchases of CRDA investments, net	(2,681)	(2,035)

Net cash flows used in investing activities	(18,608)	(7,493)

CASH FLOWS FROM FINANCING ACTIVITIES
Contribution from (distribution to) parent company	847	(101,931)
Payment of long-term debt	(87,805)	(355,765)
Proceeds from additional borrowings, net	75,098	468,036
Loan costs on additional borrowings	(2,072)	(19,725)

Net cash flows used in financing activities	(13,932)	(9,385)

Net increase (decrease) in cash and cash equivalents	12,320	(3,189)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	39,091	33,917

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$51,411	$30,728

SUPPLEMENTAL INFORMATION:
Cash paid for interest	$24,174	$43,364

Purchase of property and equipment under capital lease obligations and other financing	$3,021	$10,541

See accompanying notes.

TRUMP CASINO HOLDINGS, LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

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

On March 25, 2003, TCH was capitalized. Simultaneously, Marina Associates, Trump Marina, Inc., Trump Indiana, Trump Indiana Realty, THCR Management and Trump 29 Services became wholly-owned subsidiaries of TCH. As a result of this reorganization, the accompanying condensed consolidated financial statements present the condensed consolidated financial statements of TCH and subsidiaries as of December 31, 2002 and September 30, 2003 and for each of the three and nine months in the period ended September 30, 2002 and 2003.

Marina Associates owns and operates the Trump Marina Hotel Casino (“Trump Marina”), a casino hotel located in the marina district of Atlantic City, New Jersey (the “Marina District”). Trump Indiana owns and operates Trump Casino and Hotel, a riverboat gaming facility operating in Buffington Harbor, on Lake Michigan, Indiana (the “Trump Indiana Riverboat”). THCR Management is the sole member of Trump 29 Services. Trump 29 Services manages the day-to-day operations of Trump 29 Casino located in Coachella Valley, California (near Palm Springs) pursuant to a five year management agreement (the “Trump 29 Management Agreement”) commencing on April 16, 2002, between Trump 29 Services and Twenty-Nine Palms Enterprises Corporation, a corporation wholly-owned by the Twenty Nine Palms Band of Luiseno Mission Indians, a federally recognized Native American Tribe and the owner of Trump 29 Casino (the “Tribe”). Trump Marina, Inc. is the general partner of Marina Associates. Trump Indiana Realty, LLC has no material assets or operations. At September 30, 2003, THCR Management has no assets or operations.

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

These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Registrants’ Registration Statements on Form S-4 and Form S-1 filed with the SEC and available on the SEC’s website, www.sec.gov.

Our business is seasonal in nature; therefore, results of operations for the three and nine months ended September 30, 2003 are not necessarily indicative of the operating results for a full year.

TRUMP CASINO HOLDINGS, LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

Reclassifications

Certain other reclassifications and disclosures have been made to prior year financial statements for them to be in conformity with the current year presentation.

(2) Debt Refinancing and Exchange Offer

On March 25, 2003, TCH and TCF consummated a private placement (the “TCH Notes Offering”), of $475.0 million aggregate principal amount of two new issues of mortgage notes, consisting of $425.0 million principal amount of first priority mortgage notes due March 15, 2010, bearing interest at a rate of 11.625% per year payable in cash, sold at a price of 94.832% of their face amount for an effective yield of 12.75% (the “First Priority Mortgage Notes”), and $50.0 million principal amount of second priority mortgage notes due September 15, 2010, bearing interest at a rate of 11.625% per year payable in cash, plus 6.0% through the issuance of payable-in-kind notes (the “Second Priority Mortgage Notes”, and together with the First Priority Mortgage Notes, the “TCH Notes”). The indentures governing the TCH Notes contain various restrictions including restrictions on the ability of TCH to incur additional debt, pay dividends, issue or repurchase stock, make capital expenditures, or merge with another entity. The TCH Notes are guaranteed by each of the subsidiaries of TCH, other than TCF which is a co-issuer of the TCH Notes, fully and unconditionally and on a senior secured basis. Substantially all assets of TCH and its subsidiaries are pledged as security on the TCH Notes.

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

The net proceeds of the TCH Notes Offering and the concurrent private offering of Second Priority Mortgage Notes to Donald J. Trump were used on the consummation date of the TCH Notes Offering or the applicable redemption date to:

•	redeem at the applicable redemption prices $242.1 million aggregate principal amount of Trump’s Castle Funding, Inc.’s (“Castle Funding’s”), 11.75% Mortgage Notes due 2003 (the “Castle Mortgage Notes”);

•	repay $70.0 million aggregate principal amount of Marina Associates’ bank debt due 2003;

•	redeem at the applicable redemption prices $14.3 million principal amount of Castle Funding’s 13.875% Pay-In-Kind Notes due 2005, (the “Castle PIK Notes”);

•	repay $20.3 million aggregate principal amount of Trump Indiana’s bank debt due 2006;

•	acquire and redeem at the applicable redemption prices $96.9 million aggregate principal amount (including the call premium) of THCR Holdings’ 15.5% Senior Notes due 2005, (the “THCR Holdings Senior Notes”); and

•	repay $0.2 million aggregate principal amount of THCR Management’s bank debt due 2003.

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

(unaudited)

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

In connection with the refinancing, TCH recognized a net gain of $7,931,000 which consists of a net gain of $10,451,000 on the retirement of the Castle Mortgage Notes and Castle PIK Notes, the settlement of Trump Indiana’s interest rate swap for $851,000 and the write-off of unamortized loan costs of approximately $1,669,000.

Under the indentures governing the TCH Notes, TCH and TCF filed a registration statement on Form S-4 (File No.: 333-104916) with the SEC on May 1, 2003 to register notes having substantially identical terms as the TCH Notes, or the Exchange Notes, as part of an offer to exchange freely tradable Exchange Notes for the TCH Notes. The SEC declared the registration statement effective on July 10, 2003, and holders exchanged their TCH Notes for Exchange Notes on August 13, 2003.

Also, TCH and TCF filed a registration statement on Form S-1 (File No.: 333-105760) with the SEC on June 2, 2003 to register for potential resale the Second Priority Mortgage Notes purchased by Mr. Trump concurrently with the TCH Notes Offering. The SEC declared the registration statement effective on August 6, 2003. Mr. Trump has advised TCH that he does not currently have any intentions of selling his Second Priority Mortgage Notes.

(3) Debt Renegotiation Costs

Marina Associates and Trump Indiana were seeking to refinance or modify the terms of their long-term debt in 2002. During the nine months ended September 30, 2002 and 2003, debt renegotiation costs of $1,417,000 and $401,000, respectively, were expensed in the accompanying Statements of Operations. Debt renegotiation costs include the costs associated with 2002 debt refinancing efforts no longer pursued and transactional fees earned upon the successful consummation of the TCH Notes Offering on March 25, 2003.

(4) Recent Accounting Pronouncements

In July 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” This standard addresses the financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets

TRUMP CASINO HOLDINGS, LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

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

In January 2003, the FASB issued Interpretation No.46, “Consolidation of Variable Interest Entities” (“FIN No. 46”). This interpretation clarifies the application of Accounting Research Bulletin No. 51,”Combined Financial Statements,” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient subordinated financial support from other parties. FIN No. 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. For existing variable interest entities, the consolidated requirement is effective for interim or annual financial statements ending after December 15, 2003. TCH is currently evaluating whether it has any variable interest entities which will be subject to consolidation pursuant to FIN No. 46.

(5) New Jersey State Income Taxes

On July 3, 2002, the State of New Jersey passed the New Jersey Business Tax Reform Act (the “Act”). This Act, among other things, requires the suspension of the use of New Jersey net operating loss carryforwards for two years and imposes a new Alternative Minimum Assessment amount under the New Jersey corporate business tax based on either gross receipts or gross profits, as defined. The tax is retroactive to January 1, 2002. In addition, on July 1, 2003, the New Jersey legislature passed a law (“New Jersey Profits Tax”) which imposes a 7.5% tax on each casino’s 2002 adjusted net income, defined as net income plus management fees, subject to a minimum tax of $350,000 per casino. In accordance with the Act and the New Jersey Profits Tax, TCH has recorded a provision for current income tax expense of $950,000 and $988,000 (including $88,000 related to the New Jersey Profits Tax) for the nine months ended September 30, 2002 and 2003, respectively.

(6) New Jersey Casino Taxes

On July 1, 2003, the New Jersey legislature passed a law that increased the taxation of New Jersey casinos. The new law imposes, among other taxes, a 4.25% tax on complimentaries (i.e. free rooms, food, beverages and entertainment given to patrons), an increase in the hotel tax of $3.00 per day on each occupied room, and increases the parking fee tax from $1.50 to $3.00 per car per day. In addition, each casino is charged a profits tax based on 7.5% of each casino’s 2002 adjusted net income (defined as net income plus management fees) subject to a minimum annual tax of $350,000. The tax is assessed during the period from July 1 to June 30, to be consistent with the fiscal year of the State of New Jersey. For the three and nine months ended September 30, 2003, the Company recorded a charge to income tax expense on the statement of operations for $88,000 related to the New Jersey Profits Tax.

(7) Other Assets

Included in other assets is a $1,822,000 payment for sales and use tax assessed on Trump Indiana’s riverboat vessel, which is being appealed. Trump Indiana made this payment in 2002 in order to avoid incurring interest and penalties while this matter is under appeal. Trump Indiana’s appeal was based on the fact that it pays property taxes on the riverboat vessel, as the vessel was determined to be real property by the taxing authority, and therefore, not subject to a use tax. In June 2003, the Indiana Tax Court ruled in favor of Trump Indiana on the matter of whether it is entitled to a refund of the use tax it paid on the 1996 purchase of the riverboat vessel. As of September 30, 2003, the Indiana Department of Revenue has appealed the Tax Court’s decision to the Indiana Supreme Court. Management believes that the amount will be fully recoverable upon settlement of the appeal.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

In this section, the words “Company,” “we,” “our,” “ours,” and “us” refer to Trump Casino Holdings, LLC (“TCH”) and its wholly-owned subsidiaries, unless otherwise noted. Through its wholly-owned subsidiaries, TCH owns and operates the Trump Marina Hotel Casino in Atlantic City, New Jersey (“Trump Marina”) and the Trump Casino and Hotel, a riverboat gaming facility in Buffington Harbor, on Lake Michigan, Indiana (the “Trump Indiana Riverboat”). Through another subsidiary, TCH also manages the Trump 29 Casino near Palm Springs, California (“Trump 29”). Terms not defined in this section shall have the meanings ascribed to them elsewhere in this Form 10-Q.

General

Our business is subject to a variety of risks and uncertainties, some of which are discussed below.

We have substantial indebtedness and interest expense which could limit capital expenditures and adversely affect our competitiveness.

In March 2003, we refinanced the majority of our long-term debt with the net proceeds of the TCH Notes Offering. See “Note 2 to the Condensed Consolidated Financial Statements (unaudited).” Upon consummation of the TCH Notes Offering, our consolidated long-term debt was not reduced significantly and our consolidated interest expense remains high. Capital expenditures, such as room refurbishment, amenity upgrades and replacements and additions of new gaming equipment, are necessary from time to time to preserve the competitiveness of our properties. The Atlantic City market is very competitive, especially since the opening of the Borgata by a joint venture of MGM Mirage and Boyd Gaming in the Marina District in July 2003. Our high levels of interest expense, however, could limit our ability to make capital expenditures necessary to improve and upgrade our properties and preserve our competitive position. Management believes that, based upon TCH’s current cash flow forecasts for the remainder of 2003 and for 2004, TCH will have sufficient cash flows to meet its debt service and operating expense requirements throughout 2004.

The ability of TCH and TCF to pay interest on the TCH Notes ($490.0 million principal amount issued) depends primarily on the ability of Trump Marina and the Trump Indiana Riverboat to generate cash from operations and the ability of Trump 29 Services to earn management fees sufficient for such purposes. In the case of principal payments at maturity, the ability to refinance such indebtedness is also important. The future operating performance of TCH’s properties is subject to general economic conditions, industry conditions, including competition and regulatory matters, and numerous other factors, many of which are unforeseeable or are beyond the control of management. There can be no assurance that the future operating performance of our properties will be sufficient to generate the cash flows required to meet the debt service obligations of the properties. The ability of our properties to pay the principal amount of their public debt at maturity (whether scheduled or by acceleration thereof) is primarily dependent upon our ability to obtain refinancing. There is also no assurance that the general state of the economy, the status of the capital markets generally, or the receptiveness of the capital markets to the gaming industry or to TCH and its subsidiaries will be conducive to refinancing debt at any given time or on more favorable terms.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS—(Continued)

The interest rate on the First Priority Mortgage Notes will increase by 0.5% per annum if the Company’s First Priority Leverage Ratio (as defined in the indenture for such notes) for any fiscal year, commencing with the year ending December 31, 2003, exceeds 4.8 to 1.0; and by 1.0% per annum if the Company’s First Priority Leverage Ratio exceeds 5.3 to 1.0. Similarly, the rate of interest payable in cash on the Second Priority Mortgage Notes will increase by 0.5% per annum or 1.0% per annum if the Company’s First Priority Leverage Ratio (as defined in the indenture for such notes) for any fiscal year, commencing with the year ending December 31, 2003, exceeds 4.8 to 1.0 or 5.3 to 1.0, respectively. For these purposes, the term “First Priority Leverage Ratio” for any year is defined generally as the ratio of (a) the total outstanding principal amount of First Priority Mortgage Notes (plus other indebtedness, if any, ranking pari passu with the First Priority Mortgage Notes) as of December 31 of such year to (b) the Consolidated EBITDA (as defined in the Indenture) of the Company for such year. Consolidated EBITDA means, without duplication, the sum of consolidated net income, plus consolidated income tax expense, plus consolidated depreciation and amortization expense, plus consolidated fixed charges and non-cash charges related to regulatory write-downs for the year.

The First Priority Leverage Ratio for 2003 is required to be computed by February 28, 2004. Any interest rate increase required by reason of the First Priority Leverage Ratio computation would be effective from and after March 15, 2004 to March 14, 2005, at which point the rates of interest payable on the TCH Notes would be restored to their original levels, unless the First Priority Leverage Ratio computation for fiscal 2004 results in an increase. The First Priority Leverage Ratio for the year ending December 31, 2003 is projected to result in an increase in the interest rates on the TCH Notes of 0.5% or 1.0%. In such case, the estimated impact on annual interest expense (assuming the Company’s First Priority Leverage Ratio exceeds the above thresholds set forth in the Indentures) for the year ended December 31, 2003 would be approximately $2,500,000 or $5,000,000.

The Company’s obligation to pay additional cash interest, if required to do so, will constrain its liquidity. See “Financial Condition; Liquidity and Capital Resources.” We are continuously exploring ways to improve our capital structure and enhance our properties and their operating efficiencies. Some potential efforts contemplated include: (i) recapitalizing our company, (ii) further reducing our overhead costs and interest expenses in order to pursue capital expansion plans, such as the addition of hotel rooms, (iii) selling one or more of our assets, (iv) optimizing our labor resources and (v) utilizing the latest technology with proven economies of scale (e.g., coinless slot machines). There can be no assurances, however, that we will be successful in effecting any such efforts or doing so in a timely manner, or, if effected, in realizing significant cost savings in order to maintain or enhance our competitiveness.

We Do Not Know Whether the Borgata will Continue to Adversely Affect Us in the Long Term.

In July 2003, the Borgata Casino Hotel and Spa opened in Atlantic City’s Marina District. The Borgata has approximately 2,000 rooms and suites, an approximate 135,000 square-foot casino, restaurants, retail shops, a spa and pool and entertainment venues. Since its opening in July 2003, the Borgata has not grown the Atlantic City market as had been originally anticipated and, along with a sluggish economy and adverse weather conditions, has adversely affected the results of Trump Marina, compared to the same period in the prior year. This effect may be temporary and attributable to the desire of gaming patrons to visit a new casino. In addition, a connector road between the Borgata and Trump Marina was not completed at the time of the Borgata opening, making travel from the Borgata to Trump Marina inconvenient. The connector project was completed in the Fall of 2003 and is expected to improve traffic flow from the Borgata to Trump Marina. The Borgata has not been opened long enough to determine, however, whether or not it will adversely affect Trump Marina and the Company in the long term. While we believe that the opening of the Borgata will attract additional visitors to Atlantic City, especially to the Marina District where Trump Marina is situated, in the long-term it is possible that the Borgata could have an adverse effect on the business and operations of Trump Marina. See “Financial Condition—Liquidity and Capital Resources.”

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS—(Continued)

State of New Jersey passed the New Jersey Business Tax Reform Act, which, among other things, requires the suspension of the use of net operating loss carryforwards for two years and imposes a new Alternative Minimum Assessment amount under the New Jersey corporate business tax based on either gross receipts or gross profits, as defined.

On July 1, 2003, the New Jersey legislature passed a law that increases the taxation of New Jersey casinos. The new law imposes, among other taxes a 4.25% tax on complimentaries (i.e., free rooms, food, beverages and entertainment given to patrons). Complimentary rooms are deemed to be valued at $92 per room. Other complimentaries are valued at retail value or cost. In addition to the tax on complimentaries, a 7.5% tax is imposed on each casino’s 2002 adjusted net income, defined as net income plus management fees, subject to a minimum tax of $350,000 per casino. Finally, the revised law imposes an additional $3.00 fee per day on each occupied hotel room and increases the parking fee tax from $1.50 to $3.00 per car per day.

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

Future changes in state taxation of casino gaming companies in jurisdictions in which we operate cannot be predicted and any such changes could adversely affect our profitability.

Our Business is Subject to a Variety of Other Risks and Uncertainties.

Our financial condition and results of operations could be affected by other events and uncertainties that are unforeseeable and/or beyond our control, such as (i) capital market conditions which could diminish our ability to raise capital for refinancing debt or pursuing other alternatives, (ii) future acts of terrorism or terrorism threats and their impact on capital markets, the economy, consumer behavior and operating expenses, including insurance premiums, (iii) competition from existing and potential new competitors in Atlantic City, Indiana and other nearby markets, which is expected to increase over the next five years, (iv) regulatory changes, and (v) adverse or unfavorable weather forecasts and conditions.

Critical Accounting Policies

The preparation of our financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Management periodically evaluates the Company’s policies and the estimates and assumptions related to such policies. Trump Marina and Trump Indiana operate in highly regulated industries and are subject to regulations that describe and regulate operating and internal control procedures. The Company believes its most critical accounting policies and significant estimates are described below.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS—(Continued)

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

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN No. 46”). This interpretation clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient subordinated financial support from other parties. FIN No. 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. For existing variable interest entities, the consolidated requirement is effective for interim or annual financial statements ending after December 15, 2003. The Company is evaluating whether it has any variable interest entities, which will be subject to consolidation pursuant to FIN No. 46.

Financial Condition—Liquidity and Capital Resources

Historically, cash flows from operating activities have been the primary source of liquidity for Trump Marina and Trump Indiana. Trump Marina and Trump Indiana have relied on borrowings or capital lease financing to satisfy a portion of their liquidity and/or capital resources.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS—(Continued)

We will continue to rely primarily on cash flows from operating activities for our liquidity and capital resources. Our ability to borrow funds for our liquidity needs are severely restricted by covenants in the indentures governing the TCH Notes and by our high level of indebtedness. Sources of our short-term and long-term liquidity will include: (i) slot win, (ii) table win, (iii) room revenues, (iv) food and beverage sales and (v) miscellaneous items, less promotional expenses. Although we expect to have sufficient liquidity from the operating activities of Trump Marina and Trump Indiana and the management fees received by Trump 29 Services to meet our obligations in 2004, there can be no assurances in this regard. A variety of factors, including a decrease or change in the demand for our services, could have a material adverse effect on our liquidity.

We are continuously exploring ways to improve our capital structure and enhance our properties and their operating efficiencies. Some potential efforts contemplated include: (i) recapitalizing our company, (ii) further reducing our overhead costs and interest expenses in order to pursue capital expansion plans, such as the addition of hotel rooms, (iii) selling one or more of our assets, (iv) optimizing our labor resources and (v) utilizing the latest technology with proven economies of scale (e.g., coinless slot machines). There can be no assurances, however, that we will be successful in effecting any such efforts or doing so in a timely manner, or, if effected, in realizing significant cost savings in order to maintain or enhance our competitiveness.

Our combined cash and cash equivalents at September 30, 2003 were $30.7 million, compared to $33.9 million at December 31, 2002. A portion of the cash and cash equivalents balance is required for the day-to-day operations of Trump Marina and Trump Indiana, which includes approximately $13.0 million of currency and coin on-hand for casino and hotel operations. This amount varies by days of the week, holidays, and seasons.

Trump Marina competes with other Atlantic City casino/hotels, especially the Borgata and Harrah’s in the Marina District, on the basis of customer service, the array of games offered, the attractiveness of a casino/hotel and on extent and quality of the facilities and amenities. Because of the high levels of interest expense relating to Trump Marina (including the TCH Notes and the prior debt which was redeemed with the net proceeds of the TCH Notes Offering), capital expenditures in recent years at Trump Marina have been limited and have prevented management from pursuing various capital expansion plans, such as the addition of more hotel rooms, which might improve Trump Marina’s competitive position.

In July 2003, the Borgata, a casino hotel built through a joint venture of MGM Mirage and Boyd Gaming, opened in Atlantic City’s Marina District. Since its opening, the Borgata has adversely affected the revenues of Trump Marina. The long term impact, however, of the Borgata on Atlantic City’s casinos and, in particular, Trump Marina, cannot be ascertained at this time. See “General; We Do Not Know Whether the Borgata Will Continue to Adversely Affect Us in the Long Term.”

The cost of the new garage at Trump Indiana, which we own with a joint venture partner that is an affiliate of Majestic Star, was financed with a $20.9 million loan which is secured by an assignment of two separate leases of the garage from the joint venture to each of: (i) Trump Indiana, Inc. pursuant to a lease, dated June 19, 2001, and (ii) Majestic Star under a substantially identical lease. The term of the lease between the joint venture and Trump Indiana, Inc. expires on December 31, 2018. The initial rent payment paid by Trump Indiana, Inc. was approximately $8.4 million. In addition, Trump Indiana, Inc. is obligated to pay the joint venture a monthly rent equal to 50% of the debt service on the $20.9 million loan and 50% of any construction costs incurred by the joint venture in excess of the net proceeds of the financing. In the event either Trump Indiana, Inc. or Majestic Star defaults on its rental obligations under its respective garage lease with the joint venture, the other party will be obligated to pay the defaulting party’s rent in an amount sufficient to satisfy 100% of the joint venture’s debt service obligations under the loan.

Pursuant to the Trump 29 Management Agreement, Trump 29 Services manages and directs all business and affairs in connection with the day-to-day operation, management and maintenance of Trump 29. In consideration for its management services, Trump 29 Services is entitled to an annual management fee equal to 30.0% of net revenues (as defined in the management agreement), which is payable monthly in arrears. Payments of the management fee are subject to the payment of certain priority amounts under the Trump 29 Management Agreement. In addition, Trump 29 Services has agreed to subordinate its right to receive management fees to the payment by the Tribe of the Tribe’s bank debt. As a result of such subordination, until the Tribe’s bank debt is paid in full, Trump 29 Services may not accept or receive any prepayment of its management fee or accept or receive any payment from the Tribe in respect of the management fee if a default has occurred and is continuing under the Tribe’s bank debt or if such payment of the management fee would result in a default under the Tribe’s bank debt. Trump 29 Services also agreed to guarantee repayment of up to $2.5 million of the Tribe’s bank debt.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS—(Continued)

Because the Company has substantial indebtedness and related interest expense, we have not been able to pursue various capital expansion plans, such as the addition of more hotel rooms. The inability to finance and make capital improvements to our properties could result in a deterioration of our competitive position. Capital expenditures for TCH for the nine months ended September 30, 2002 and 2003 are as follows:

TRUMP CASINO HOLDINGS

CONSOLIDATING CAPITAL EXPENDITURES

(in thousands)

	Trump Marina	Trump Indiana	Total TCH
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002
Purchase of Property & Equipment	$3,913	$8,029	$11,942
Capital Lease Additions	3,011	10	3,021

Total Capital Expenditures	$6,924	$8,039	$14,963

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003
Purchase of Property & Equipment	$3,968	$1,808	$5,776
Capital Lease Additions	5,831	4,710	10,541

Total Capital Expenditures	$9,799	$6,518	$16,317

Comparison of Results of Operations for the Three Month Periods Ended September 30, 2002 and 2003

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

In connection with the TCH Notes Offering, Marina Associates, Trump Indiana, Inc. and THCR Management became wholly-owned subsidiaries of TCH. There was no other entity, which had significant assets or operations, which became a wholly-owned subsidiary of TCH. Prior to the date of consummation of the TCH Notes Offering, TCH had no significant assets or operations. Accordingly, we have included a discussion and analysis of the financial condition and results of operations of each of Marina Associates, Trump Indiana, and THCR Management. Management’s Discussion and Analysis of Financial Condition and Results of Operations of each of these entities should be read in connection with the respective financial statements and notes thereto included elsewhere in this Form 10-Q. See Note (1) to the “Notes to Condensed Consolidated Financial Statements (unaudited).”

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS—(Continued)

The financial information presented below reflects the financial condition and results of operations of Trump Marina and Trump Indiana. TCF is a wholly-owned subsidiary of TCH and has no business operations.

	Three Months Ended September 30,
	2002 Trump Marina	2003 Trump Marina	2002 Trump Indiana	2003 Trump Indiana	2002 Total TCH*	2003 Total TCH*
	(in thousands)
Revenues:
Gaming	$79,694	$68,395	$33,670	$34,631	$113,364	$103,026
Other	19,079	18,642	2,099	2,267	21,871	21,748

Gross revenues	98,773	87,037	35,769	36,898	135,235	124,774
Less: promotional allowances	21,915	18,711	3,482	3,842	25,397	22,553

Net revenues	76,858	68,326	32,287	33,056	109,838	102,221

Costs and expenses:
Gaming	34,548	32,953	16,356	17,072	50,904	50,025
Other	4,422	4,439	1,470	1,742	5,892	6,181
General and administrative	16,630	15,817	5,404	6,496	22,430	22,744
General and administrative—related party	2,200	1,020	1,175	1,454	3,375	1,020
Debt renegotiation costs	6	—	—	—	6	—
Depreciation and amortization	5,441	6,017	1,589	1,720	7,030	7,737

Total costs and expenses	63,247	60,246	25,994	28,484	89,637	87,707

Income from operations	13,611	8,080	6,293	4,572	20,201	14,514

Interest income	45	8	45	21	174	43
Interest expense	(11,494)	(11,078)	(610)	(2,181)	(14,191)	(16,658)
Interest expense—related party	(4,600)	—	(291)	—	(4,891)	(664)
Other non-operating income (expense)	—	—	33	—	33	—

Total non-operating expense, net	(16,049)	(11,070)	(823)	(2,160)	(18,875)	(17,279)

Income (loss) before joint venture and income taxes	(2,438)	(2,990)	5,470	2,412	1,326	(2,765)
Equity in loss from Buffington Harbor	—	—	(604)	(625)	(604)	(625)
Provision for income taxes	(950)	(388)	—	—	(950)	(388)

Net income (loss)	$(3,388)	$(3,378)	$4,866	$1,787	$(228)	$(3,778)

*	Income and expenses of TCH and THCR Management are not separately shown.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS—(Continued)

Gaming revenues are the primary source of TCH’s revenues and primarily consist of slot machine/table game win. The following chart details activity for the major components of gaming revenue:

	Three Months Ended September 30,
	2002 Trump Marina	2003 Trump Marina		2002 Trump Indiana	2003 Trump Indiana		2002 Total TCH*	2003 Total TCH*
	(in thousands)
Table Game Revenues (1)	$16,249	$15,176		$5,458	$4,531		$21,707	$19,707
Increase (decrease) from Prior Period		$(1,073)			$(927)			$(2,000)
Table Game Drop (2)	$108,853	$95,470		$33,078	$29,683		$141,931	$125,153
Increase (decrease) from Prior Period		$(13,383)			$(3,395)			$(16,778)
Table Game Win Percentage (3)	14.9%	15.9%		16.5%	15.3%		15.3%	15.7%
Increase (decrease) from Prior Period		1.0	pt.		(1.2	)pts.		0.4	pts.
Number of Table Games	78	81		45	45		123	126
Increase (decrease) from Prior Period		3			—			3
Slot Revenues (4)	$63,139	$53,076		$28,212	$30,100		$91,351	$83,176
Increase (decrease) from Prior Period		$(10,063)			$1,888			$(8,175)
Slot Handle (5)	$780,214	$671,398		$366,057	$402,842		$1,146,271	$1,074,240
Increase (decrease) from Prior Period		$(108,816)			$36,785			$(72,031)
Slot Win Percentage (6)	8.1%	7.9%		7.7%	7.5%		8.0%	7.7%
Increase (decrease) from Prior Period		(0.2	)pts.		(0.2	)pts.		(0.3	)pts.
Number of Slot Machines	2,528	2,495		1,733	1,732		4,261	4,227
Increase (decrease) from Prior Period		(33)			(1)			(34)
Other Gaming Revenues	$306	$143		—	—		$306	$143
Increase (decrease) from Prior Period		$(163)			—			$(163)
Total Gaming Revenues	$79,694	$68,395		$33,670	$34,631		$113,364	$103,026
Increase (decrease) from Prior Period		$(11,299)			$961			$(10,338)
Number of Guest Rooms Sold	66,384	63,908		15,200	16,592		81,584	80,500
Occupancy Rate	99.1%	95.4%		55.1%	60.1%		86.3%	85.1%
Average Daily Rate (Room Revenue)	$77.32	$78.88		$60.72	$55.81		$74.23	$74.12

*	Income and expenses of TCH and THCR Management are not separately shown.

(1)	“Table Game Revenues” is defined as the total amount wagered by table game patrons (the “Table Game Drop”), less the amounts paid back to such patrons by the casino for winning wagers.
(2)	“Table Game Drop” is defined as the total amount wagered by table game patrons.
(3)	“Table Win Percentage” is defined as the ratio, expressed as a percentage, of Table Games Revenues to Table Game Drop.
(4)	“Slot Revenues” is defined as the total amount wagered by slot patrons (the “Slot Handle”), less the amount paid back to slot patrons by the casino for winning pulls.
(5)	“Slot Handle” is defined as the total amount wagered by slot patrons.
(6)	“Slot Win Percentage” is defined as the ratio, expressed as a percentage, of Slot Revenues to Slot Handle.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS—(Continued)

Table games revenues decreased approximately $2,000,000, or 9.2%, to $19,707,000 for the three months ended September 30, 2003 from $21,707,000 for the three months ended September 30, 2002. This decrease was due primarily to a $16,778,000, or 11.8%, reduction in table game drop from $141,931,000 for the three months ended September 30, 2002 to $125,153,000 for the three months ended September 30, 2003. The decreased table game drop is due primarily to the impact of the Borgata opening in July 2003.

Slot revenues decreased approximately $8,175,000, or 8.9%, to $83,176,000 for the three months ended September 30, 2003 from $91,351,000 for the three months ended September 30, 2002. This decrease was due primarily to a $72,031,000, or 6.3%, reduction in slot handle from $1,146,271,000 for the three months ended September 30, 2002 to $1,074,240,000 for the three months ended September 30, 2003. In addition, there was a decrease in the slot win percentage from 8.0% for the three months ended September 30, 2002 to 7.7% for the three months ended September 30, 2003. These results were impacted by adverse weather conditions, including Hurricane Isabel in September, and the opening of the Borgata in July 2003. Since its opening, the Borgata has not grown the market as had been originally anticipated and, along with a sluggish economy and adverse weather conditions, has adversely affected the results of Trump Marina, compared to the same period in the prior year. This effect may be temporary and attributable to the desire of gaming patrons to visit a new casino. In addition, a connector road between the Borgata and Trump Marina was not completed at the time of the Borgata opening, making travel from the Borgata to Trump Marina inconvenient. The connector project was completed in the Fall of 2003 and is expected to improve traffic flow from the Borgata to Trump Marina.

Promotional allowances decreased approximately $2,844,000, or 11.2%, to $22,553,000 for the three months ended September 30, 2003 from $25,397,000 for the three months ended September 30, 2002. This reduction was due primarily to decreased coin expense at Trump Marina associated with reduced slot volumes.

Gaming costs and expenses decreased approximately $879,000, or 1.7%, to $50,025,000 for the three months ended September 30, 2003 from $50,904,000 for the three months ended September 30, 2002. This decrease was due primarily to reduced gaming taxes at Trump Marina associated with lower gaming revenues.

General and administrative-related party costs and expenses decreased approximately $2,355,000, or 69.8%, to $1,020,000 for the three months ended September 30, 2003 from $3,375,000 for the three months ended September 30, 2002. This decrease is due primarily to the termination, retroactive to January 1, 2003, of Trump Marina’s services agreement with Mr. Trump and the assignment of Trump Indiana’s management services agreement from THCR Holdings to TCH in connection with the debt refinancing discussed in Note (2) to the “Condensed Consolidated Financial Statements (unaudited).”

Depreciation and amortization increased approximately $707,000, or 10.1%, to $7,737,000 for the three months ended September 30, 2003 from $7,030,000 for the three months ended September 30, 2002. This increase is primarily due to depreciation associated with increased levels of slot machine purchases.

Interest expense increased approximately $2,467,000, or 17.4%, to $16,658,000 for the three months ended September 30, 2003 from $14,191,000 for the three months ended September 30, 2002 primarily due to interest expense related to the Second Priority Mortgage Notes payable through the issuance of payable-in-kind notes.

Interest expense-related party costs decreased by approximately $4,227,000, or 86.4%, to $664,000 for the three months ended September 30, 2003 from $4,891,000 for the three months ended September 30, 2002 primarily due to the redemption of the Trump’s Castle Funding’s 13-7/8% PIK Notes on March 25, 2003.

In accordance with the New Jersey Business Tax Reform Act, Marina Associates has recorded a provision for current income tax expense of $950,000 and $388,000 for the three months ended September 30, 2002 and 2003, respectively. The comparable expense in the three months ended September 30, 2002 was cumulative and retroactive to January 1, 2002. This change was recorded beginning in the period in which this tax law was passed (third quarter 2002) pursuant to the accounting literature in Financial Accounting Standards Board Statement Number 109, “Accounting for Income Taxes.”

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS—(Continued)

The financial information presented below reflects the financial condition and results of operations of Trump Marina and Trump Indiana. TCF is a wholly owned subsidiary of TCH and has no business operations.

	Nine Months Ended September 30,
	2002 Trump Marina	2003 Trump Marina	2002 Trump Indiana	2003 Trump Indiana	2002 Total TCH*	2003 Total TCH*
	(in thousands)
Revenues:
Gaming	$217,246	$200,571	$98,243	$99,359	$315,489	$299,930
Other	47,387	47,225	6,238	6,550	55,432	56,763

Gross revenues	264,633	247,796	104,481	105,909	370,921	356,693
Less: promotional allowances	56,073	52,737	10,151	11,273	66,224	64,010

Net revenues	208,560	195,059	94,330	94,636	304,697	292,683

Costs and expenses:
Gaming	96,856	95,077	49,291	51,044	146,147	146,121
Other	11,438	11,350	4,575	4,925	16,013	16,275
General and administrative	45,696	48,243	16,139	17,650	62,720	66,966
General and administrative—related party	5,692	3,485	3,525	4,640	9,217	4,998
Debt renegotiation costs	1,133	(47)	284	—	1,417	401
Depreciation and amortization	15,640	16,660	4,393	5,426	20,033	22,086

Total costs and expenses	176,455	174,768	78,207	83,685	255,547	256,847

Income from operations	32,105	20,291	16,123	10,951	49,150	35,836

Interest income	211	65	211	406	696	657
Interest expense	(34,190)	(35,847)	(1,841)	(4,876)	(38,945)	(47,935)
Interest expense—related party	(13,353)	(6,177)	(1,229)	(49)	(14,582)	(7,595)
Gain (loss) on debt retirement, net	—	9,751	—	(1,820)	—	7,931
Other non-operating income (expense)	—	—	(21)	(20)	(21)	(20)

Total non-operating expense, net	(47,332)	(32,208)	(2,880)	(6,359)	(52,852)	(46,962)

Income (loss) before joint venture and income taxes	(15,227)	(11,917)	13,243	4,592	(3,702)	(11,126)
Equity in loss from Buffington Harbor	—	—	(1,804)	(1,855)	(1,804)	(1,855)
Provision for income taxes	(950)	(988)	—	—	(950)	(988)

Net income (loss)	$(16,177)	$(12,905)	$11,439	$2,737	$(6,456)	$(13,969)

*	Income and expenses of TCH and THCR Management are not separately shown.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS—(Continued)

Gaming revenues are the primary source of TCH’s revenues and primarily consist of slot machine/table game win. The following chart details activity for the major components of gaming revenue:

	Nine Months Ended September 30,
	2002 Trump Marina	2003 Trump Marina		2002 Trump Indiana	2003 Trump Indiana		2002 Total TCH*	2003 Total TCH*
	(in thousands)
Table Game Revenues (1)	$49,389	$47,041		$17,307	$13,675		$66,696	$60,716
Increase (decrease) from Prior Period		$(2,348)			$(3,632)			$(5,980)
Table Game Drop (2)	$287,230	$278,556		$100,286	$85,437		$387,516	$363,993
Increase (decrease) from Prior Period		$(8,674)			$(14,849)			$(23,523)
Table Game Win Percentage (3)	17.2%	16.9%		17.3%	16.0%		17.2%	16.7%
Increase (decrease) from Prior Period		(0.3	)pts.		(1.3	)pts.		(0.5	)pts.
Number of Table Games	79	81		47	45		126	126
Increase (decrease) from Prior Period		2			(2)			—
Slot Revenues (4)	$167,212	$153,063		$80,936	$85,684		$248,148	$238,747
Increase (decrease) from Prior Period		$(14,149)			$4,748			$(9,401)
Slot Handle (5)	$2,104,060	$1,907,885		$1,063,894	$1,107,372		$3,167,954	$3,015,257
Increase (decrease) from Prior Period		$(196,175)			$43,478			$(152,697)
Slot Win Percentage (6)	7.9%	8.0%		7.6%	7.7%		7.8%	7.9%
Increase (decrease) from Prior Period		0.1	pt.		0.1pt.			0.1	pt.
Number of Slot Machines	2,526	2,507		1,584	1,726		4,110	4,233
Increase (decrease) from Prior Period		(19)			142			123
Other Gaming Revenues	$645	$467		—	—		$645	$467
Increase (decrease) from Prior Period		$(178)						$(178)
Total Gaming Revenues	$217,246	$200,571		$98,243	$99,359		$315,489	$299,930
Increase (decrease) from Prior Period		$(16,675)			$1,116			$(15,559)
Number of Guest Rooms Sold	180,988	180,195		42,854	44,694		223,842	224,889
Occupancy Rate	91.1%	90.7%		52.3%	54.6%		79.8%	80.1%
Average Daily Rate (Room Revenue)	$77.48	$77.18		$61.53	$55.62		$74.43	$72.90

*	Income and expenses of TCH and THCR Management are not separately shown.

(1)	“Table Game Revenues” is defined as the total amount wagered by table game patrons (the “Table Game Drop”), less the amounts paid back to such patrons by the casino for winning wagers.
(2)	“Table Game Drop” is defined as the total amount wagered by table game patrons.
(3)	“Table Win Percentage” is defined as the ratio, expressed as a percentage, of Table Games Revenues to Table Game Drop.
(4)	“Slot Revenues” is defined as the total amount wagered by slot patrons (the “Slot Handle”), less the amount paid back to slot patrons by the casino for winning pulls.
(5)	“Slot Handle” is defined as the total amount wagered by slot patrons.
(6)	“Slot Win Percentage” is defined as the ratio, expressed as a percentage, of Slot Revenues to Slot Handle.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS—(Continued)

Table games revenues decreased approximately $5,980,000, or 9.0%, to $60,716,000 for the nine months ended September 30, 2003 from $66,696,000 for the nine months ended September 30, 2002. This decrease was due primarily to a $23,523,000, or 6.1%, reduction in table game drop from $387,516,000 for the nine months ended September 30, 2002 to $363,993,000 for the nine months ended September 30, 2003. This decrease was largely due to Trump Indiana’s decision to eliminate “high end” table player marketing efforts, a change in the Asian bus program in the third quarter of 2002, and the general decrease in table game play experienced throughout the industry.

Slot revenues decreased approximately $9,401,000, or 3.8%, to $238,747,000 for the nine months ended September 30, 2003 from $248,148,000 for the nine months ended September 30, 2002. This decrease was due primarily to a $152,697,000, or 4.8%, reduction in slot handle from $3,167,954,000 for the nine months ended September 30, 2002 to $3,015,257,000 for the nine months ended September 30, 2003. These decreases were the result of severe winter weather conditions in the Atlantic City market, adverse economic conditions, the war in Iraq, and the impact of the Borgata opening.

Non-gaming revenues increased approximately $1,331,000, or 2.4%, to $56,763,000 for the nine months ended September 30, 2003 from $55,432,000 for the nine months ended September 30, 2002. This increase was due primarily to additional management fees earned by Trump 29 Services in 2003.

General and administrative costs and expenses increased by approximately $4,246,000, or 6.8%, to $66,966,000 for the nine months ended September 30, 2003 from $62,720,000 for the nine months ended September 30, 2002. This increase is due primarily to cost incurred by Marina Associates related to increased real estate taxes, insurance costs, utilities and write-offs of casino reinvestment deposits.

General and administrative-related party costs and expenses decreased approximately $4,219,000, or 45.8%, to $4,998,000 for the nine months ended September 30, 2003 from $9,217,000 for the nine months ended September 30, 2002. This decrease is due primarily to the termination, retroactive to January 1, 2003, of Trump Marina’s services agreement with Mr. Trump and the assignment of Trump Indiana’s management services agreement from THCR Holdings to TCH in connection with the debt refinancing discussed in Note (2) to the “Condensed Consolidated Financial Statements (unaudited).”

Debt renegotiation costs decreased approximately $1,016,000, or 71.7%, to $401,000 for the nine months ended September 30, 2003 from $1,417,000 for the nine months ended September 30, 2002. The 2002 expenses were related to abandoned efforts to refinance the then existing long term debt of the Registrants’ subsidiaries. On May 17, 2002, those refinancing efforts were terminated.

Depreciation and amortization increased approximately $2,053,000, or 10.2%, to $22,086,000 for the nine months ended September 30, 2003 from $20,033,000 for the nine months ended September 30, 2002. This increase is primarily due to depreciation associated with increased levels of slot machine purchases.

Interest expense increased approximately $8,990,000, or 23.1%, to $47,935,000 for the nine months end September 30, 2003 from $38,945,000 for the three months ended September 30, 2002 primarily due to three reasons: (i) an additional 30 days of interest associated with the call for redemption of the Castle Mortgage Notes and the Castle PIK Notes, (ii) additional interest expense associated with the redemption of the THCR Holdings Senior Notes by TCH upon the consummation of the TCH Notes Offering and (iii) additional interest expense related to the Second Priority Mortgage Notes payable through the issuance of payable-in-kind notes.

Interest expense-related party costs decreased by approximately $6,987,000, or 47.9%, to $7,595,000 for the nine months ended September 30, 2003 from $14,582,000 for the nine months ended September 30, 2002 primarily due to the redemption of the Castle PIK Notes on March 25, 2003.

In connection with the TCH Notes Offering, TCH recorded a net gain of $7,931,000 which consists of a net gain of $10,451,000 on the retirement of the Castle Mortgage Notes and the Castle PIK Notes, the settlement of Trump Indiana’s interest swap for $851,000 and the write-off of unamortized loan costs of approximately $1,669,000.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS—(Continued)

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

ITEM 3— QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss arising from adverse changes in market rates and prices, including interest rates, foreign currency exchange rates and commodity rates. We have limited exposure to market risk due to the fact that the interest rates on our long-term debt are fixed and we do not utilize these financial instruments for trading purposes.

The carrying amount of the following financial instruments approximates fair value as follows: (a) cash and cash equivalents, receivables and payables are based on the short-term nature of these financial instruments and (b) CRDA bonds and deposits are based on the allowances to give effect to the below market interest rates.

The carrying amount and fair value of our fixed rate indebtedness is as set forth below:

	September 30, 2003
	Carrying Amount	Fair Value
	(in thousands)
First Priority Mortgage Notes	$404,078	$376,125
Second Priority Mortgage Notes	$66,842	$53,473

ITEM 4— CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures. Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, the principal executive officer and principal financial officer of each of the Registrants have concluded that their disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) are effective to ensure that information required to be disclosed by the Registrants in reports that they file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

(b)	Changes in Internal Controls. There were no specific changes in the Registrants’ internal controls over financial reporting during the fiscal quarter covered by this Form 10-Q that has materially affected, or is reasonably likely to materially affect, the Registrants’ internal controls over financial reporting.

PART II—OTHER INFORMATION

ITEM 1— LEGAL PROCEEDINGS

Currently and from time to time, TCH, members of its former executive committee, and certain of its employees are involved in various legal proceedings. While any proceeding or litigation has an element of uncertainty, management believes that final outcomes of these matters are not likely to have a material adverse effect on TCH’s results of operations or financial condition. In general, TCH has agreed to indemnify such persons against any and all losses, claims, damages, expenses (including reasonable costs, disbursements and counsel fees) and liabilities (including amounts paid or incurred in satisfaction of settlements, judgments, fines and penalties) incurred by them in said legal proceedings, absent a showing of such persons’ gross negligence or malfeasance.

ITEM 2— CHANGES IN SECURITIES AND USE OF PROCEEDS

Under the indentures governing the TCH Notes, TCH and TCF filed a registration statement on Form S-4 (File No.: 333-104916) with the SEC on May 1, 2003 to register notes having substantially identical terms as the TCH Notes, or the Exchange Notes, as part of an offer to exchange freely tradable Exchange Notes for the TCH Notes. The SEC declared the registration statement effective on July 10, 2003, and holders exchanged their TCH Notes for Exchange Note on August 13, 2003.

Also, TCH and TCF filed a registration statement on Form S-1 (File No.: 333-105760) with the SEC on June 2, 2003 to register for potential resale the Second Priority Mortgage Notes purchased by Mr. Trump concurrently with the TCH Notes Offering. The SEC declared the registration statement effective on August 6, 2003. Mr. Trump has advised TCH that he does not currently have any intentions of selling his Second Priority Mortgage Notes.

ITEM 3— DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4— SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5— OTHER INFORMATION

On September 17, 2003, Trump Atlantic City Associates (“Trump AC”), an affiliate of the Registrants was added as a party to that certain Amended and Restated Executive Agreement, effective as of January 1, 2003, by and among Donald J. Trump, THCR and THCR Holdings (the “Amended Executive Agreement”). As disclosed in THCR’s 2003 proxy statement, Mr. Trump, THCR and THCR Holdings had entered into the Amended Executive Agreement on April 10, 2003 in consideration for Mr. Trump terminating his Services Agreement, dated December 28, 1995, with Marina Associates in connection with the TCH Notes Offering. Other than adding Trump AC as a party to the Amended Executive Agreement, none of the terms of such agreement were changed. A copy of the Amended Executive Agreement, as amended, is filed as an exhibit to this Form 10-Q.

Subsequent Event. On November 5, 2003, Standard & Poor’s Rating Services (“S&P”) revised its outlook for the TCH Notes from stable to negative. At the same time, however, S&P affirmed its “B-” corporate and senior secured debt ratings for the TCH Notes.

ITEM 6— EXHIBITS AND REPORTS ON FORM 8-K

a. Exhibits:

10.1*	Amended and Restated Executive Agreement, effective as of January 1, 2003, by and among Donald J. Trump, Trump Hotels & Casino Resorts, Inc., Trump Hotels & Casino Resorts Holdings, L.P. and Trump Atlantic City Associates.

31.1	Certification of the Chief Executive Officer of the Registrants Pursuant to Rule 13a-14(a)/15(d)-14(a) of the Securities Exchange Act of 1934, as Amended.

31.2	Certification of the Principal Financial and Accounting Officer of the Registrants Pursuant to Rule 13a-14(a)/15(d)-14(a) of the Securities Exchange Act of 1934, as Amended.

PART II—OTHER INFORMATION—(Continued)

32.1	Certification of the Chief Executive Officer of the Registrants Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Principal Financial and Accounting Officer of the Registrants Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement.

b. Current Reports on Form 8-K:

THCR filed a Current Report on Form 8-K with the SEC on July 23, 2003 regarding its earnings press release, including the results of TCH, for the second quarter and six months ended June 30, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, each of the Registrants has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

TRUMP CASINO HOLDINGS, LLC

Date: November 14, 2003	By: /s/ JOHN P. BURKE
John P. Burke Executive Vice President (Duly Authorized Officer and Principal Financial and Accounting Officer)

TRUMP CASINO FUNDING, INC.

Date: November 14, 2003	By: /s/ JOHN P. BURKE
John P. Burke Executive Vice President (Duly Authorized Officer and Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

10.1*	Amended and Restated Executive Agreement, effective as of January 1, 2003, by and among Donald J. Trump, Trump Hotels & Casino Resorts, Inc., Trump Hotels & Casino Resorts Holdings, L.P. and Trump Atlantic City Associates.

31.1	Certification by the Chief Executive Officer of the Registrants Pursuant to Rule 13a-14(a)/15(d)-14(a) of the Securities Exchange Act of 1934, as Amended.

31.2	Certification by the Principal Financial and Accounting Officer of the Registrants Pursuant to Rule 13a-14(a)/15(d)-14(a) of the Securities Exchange Act of 1934, as Amended.

32.1	Certification of the Chief Executive Officer of the Registrants Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Principal Financial and Accounting Officer of the Registrants Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement.