Form 10-K
period 2003-12-31
TRUMP CASINO HOLDINGS LLC; TRUMP CASINO FUNDING INC
filed 2004-03-30
CIK 1226932, 1226933

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

For the transition period from                      to

Commission File No.: 333-104916

TRUMP CASINO HOLDINGS, L.L.C.

(Exact Name of Registrant as Specified in its Charter)

Delaware	45-0475879
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

c/o Trump Hotels & Casino Resorts Holdings, L.P.

Huron Avenue and Brigantine Boulevard

Atlantic City, New Jersey 08401

(609) 449-6515

(Address, Including Zip Code and Telephone Number, Including

Area Code, of Registrant’s Principal Executive Offices)

Commission File No.: 333-104916-07

TRUMP CASINO FUNDING, INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	45-0475877
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

c/o Trump Hotels & Casino Resorts Holdings, L.P.

Huron Avenue and Brigantine Boulevard

Atlantic City, New Jersey 08401

(609) 449-6515

(Address, Including Zip Code and Telephone Number, Including

Area Code, of Registrant’s Principal Executive Offices)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the Registrants (1) have filed all Reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. Yes ☒ No. ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrants’ knowledge, in definitive proxy information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether either one of the Registrants is an accelerated filer (as defined in Exchange Act Rule 12b-2) Yes ☐ No ☒

As of March 30, 2004, there were 100 shares of Trump Casino Funding, Inc.’s common stock, par value $.01 per share, outstanding. The aggregate market value of the voting stock of Trump Casino Holdings, L.L.C. and Trump Casino Funding, Inc. held by non-affiliates of the Registrants as of March 30, 2004 was $0.

Documents Incorporated by Reference: None

FORM 10-K

PART I

IMPORTANT FACTORS RELATING TO FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K includes “forward-looking statements” intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. You can identify these statements by the fact that they do not relate strictly to historical or current facts. These statements contain words such as “may,” “will,” “project,” “might,” “expect,” “believe,” “anticipate,” “intend,” “could,” “would,” “estimate,” “continue” or “pursue,” or the negative or other variations thereof or comparable terminology. In particular, they include statements relating to, among other things, future actions, new projects, strategies, proposals, future performance, the outcome of contingencies such as legal proceedings and future financial results. We have based these forward-looking statements on our current expectations and projections about future events.

We caution the reader that forward-looking statements involve risks and uncertainties that cannot be predicted or quantified and, consequently, actual results may differ materially from those expressed or implied by such forward-looking statements. Such risks and uncertainties include, but are not limited to, the following factors as well as other factors described from time to time in our reports filed with the Securities and Exchange Commission, or the SEC:

•	completion of the recently proposed recapitalization plan, intended to reduce indebtedness and provide capital (See “Business; Recent Events), is subject to numerous contingencies, many of which are beyond the control of our parent company, Trump Hotels & Casino Resorts, Inc., or THCR, and cannot be assured;

•	if the proposed recapitalization plan is not consummated, THCR, or the Company, will have to consider its alternatives, which may include transactions that may have unforeseeable consequences to the holders of the Company’s equity and its subsidiaries’ indebtedness, including the TCH Notes (as defined);

•	our operating results may increasingly become uncertain if we are not able to make certain capital expenditures which we have not been able to make in light of our high levels of indebtedness and related interest expense;

•	the effect of economic, credit and capital market conditions on the economy in general, and on gaming and hotel companies in particular;

•	the effects of environmental and structural building conditions relating to our properties;

•	access to available and feasible financing and insurance;

•	changes in laws (including increased tax rates), regulations or accounting standards, insurance premiums, and third-party relations and approvals, and decisions of courts, regulators and governmental bodies;

•	litigation outcomes and judicial actions, including gaming legislative action, referenda and taxation;

•	ability of our customer-tracking programs to continue to increase or sustain customer loyalty;

•	our ability to recoup costs of capital investments through higher revenues;

•	acts of war or terrorist incidents;

•	abnormal gaming hold percentages; and

•	the effects of competition, including locations of competitors and operating and market competition.

Any forward-looking statements are made pursuant to the Private Securities Litigation Reform Act of 1995 and, as such, speak only as of the date made. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise.

AVAILABLE INFORMATION

The Internet address of our parent company is www.trump.com. We make available free of charge on or through this Internet website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13 (a) or 15 (d)) of the Securities Exchange Act of 1934, as amended (the Exchange Act), as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

ITEM 1.	BUSINESS.

Recent Events

On February 12, 2004, Trump Hotels & Casino Resorts, Inc., or THCR, our parent company, announced that it has entered into an exclusivity agreement with DLJ Merchant Banking Partners III, L.P., or DLJMB, an affiliate of Credit Suisse First Boston, or CSFB, in connection with a proposed $400 million equity investment by DLJMB to sponsor a comprehensive recapitalization of THCR, or the Potential Recapitalization.

Reasons for the Potential Recapitalization. THCR is very highly leveraged, with extensive secured borrowing by its operating level subsidiaries. Trump Casino Holdings, L.L.C., or TCH, had outstanding at December 31, 2003, two issues of mortgage notes, or the TCH Notes: (i) $425 million principal amount of 11.625% First Priority Mortgage Notes due 2010 and (ii) $66.8 million principal amount of 17.625% Second Priority Mortgage Notes due 2010. The TCH Notes are guaranteed by the entities that own and operate the Trump Marina Hotel Casino in Atlantic City, New Jersey, and the Trump Indiana Riverboat in Gary, Indiana, as well as by the entity that manages Trump 29 Casino in Coachella, California. For further information concerning the TCH Notes, see “Business; TCH Notes Offering” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations; Summary of the Company’s Public Indebtedness.” Trump Atlantic City Associates, an affiliate of ours, or Trump AC, had outstanding at December 31, 2003, an aggregate of $1.3 billion principal amount of mortgage notes (the TACA Notes, and together with the TCH Notes, the Notes) guaranteed by the entities that own and operate the Trump Taj Mahal Casino Resort and Trump Plaza Hotel and Casino in Atlantic City, New Jersey. The TCH Notes and the TACA Notes are not cross collateralized and an event of default under the indentures governing either the TACA Notes or TCH Notes does not constitute an event of default under the other note issue.

In recent periods, TCH has experienced increased competition and other challenges in its markets. TCH has also suffered reduced operating results. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations; Factors That May Affect Our Future Results” and - “Liquidity and Capital Resources.” Due to these factors and its very substantial debt service on the TCH Notes, TCH has not been able to reinvest in the maintenance of its owned properties, especially Trump Marina, at desired levels or expand its operations. See “Business; Competition” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

In light of these factors, management has explored alternatives in order to favorably resolve the situation for all of THCR’s constituencies, and the Board of Directors of THCR has established a special committee of independent directors, or the Special Committee, to oversee the process. THCR has retained UBS Investment Bank and other advisors, and the Special Committee has retained different advisors to assist in this process. Alternatives explored to date have included a possible sale of certain assets of THCR’s subsidiaries, a restructuring of its indebtedness through out-of-court or in-court proceedings, refinancing of indebtedness, attracting substantial new equity investment and analysis of various other restructuring and reinvestment scenarios. As a result of this process, THCR identified DLJMB as a potential investor, and based on conversations to date with DLJMB, management and the Special Committee believe that the Potential Recapitalization is likely to afford the best available alternative for all of THCR’s constituencies.

Terms of the Potential Recapitalization. DLJMB’s proposed $400 million investment is expected to be in the form of THCR’s common stock and limited partnership units of Trump Hotels & Casino Resorts Holdings, L.P., or THCR Holdings. This investment would, if consummated, result in DLJMB becoming the majority shareholder of THCR, with Donald J. Trump continuing as the Chairman of THCR’s Board of Directors and as a significant equity holder. In connection with the Potential Recapitalization, THCR also intends to change its name to Trump International Corporation. Although THCR has had extensive discussions with DLJMB regarding the Potential Recapitalization, THCR has not entered into any definitive agreements with DLJMB regarding the Potential Recapitalization (other than the exclusivity agreement with DLJMB and an agreement to pay DLJMB certain expenses and to pay a substantial fee if certain transactions occur without DLJMB’s participation).

Certain holders of the TACA Notes have formed a committee, or the Noteholder Committee, to discuss the Potential Recapitalization with THCR, and the Noteholder Committee has also engaged advisors.

The Potential Recapitalization depends upon the occurrence of several events, including:

•	a restructuring of the TCH Notes and TACA Notes that would reduce their face value, either through in or out of court proceedings;

•	reaching definitive agreement with THCR and Mr. Trump concerning the specific terms of DLJMB’s investment, including: (i) whether its investment is made directly in THCR or in a subsidiary of THCR; (ii) the price (which may be, or be the equivalent of, or more or less than, the market prices for THCR common stock now or at the date of the definitive agreement); (iii) the amount and percentage ownership to be acquired by DLJMB (although its investment would represent more than a majority in all scenarios discussed to date); (iv) the terms of corporate governance post-investment; (v) the potential resale of its investment; and (vi) the terms of the THCR’s continued use of the “Trump” name and marks, and of Mr. Trump’s continued service as Chairman (in exchange for which Mr. Trump is expected to receive additional equity and/or other consideration); and

•	receiving appropriate gaming regulatory approvals.

Whether or not the Potential Recapitalization will progress will depend on whether the Special Committee, DLJMB, key holders of the Notes, and Mr. Trump are able to agree on the definitive terms of the recapitalization that, once agreed to, would then be proposed for regulatory and other required consents and approvals. There is no assurance any such agreement will be reached, or that if it is reached, that all necessary consents and approvals will be obtained.

The Company and DLJMB have proposed certain key terms of the Potential Recapitalization to the Noteholder Committee which may be different than the terms of a consummated recapitalization plan, if any.

Certain Possible Consequences of the Potential Recapitalization. If the parties can agree on the terms of a Potential Recapitalization, they will likely seek to implement it through a series of steps, any one of which may not be successful including the restructuring of the Notes which may, given the number of holders of the Notes, be effected through a court approved plan of reorganization. In any such proceeding, THCR anticipates that its trade creditors would be paid in full. There is no assurance that any such plan would be approved by the requisite vote of stakeholders. It is also possible that, if a THCR sponsored plan is not agreed upon, bondholders may propose any number of alternative plans, some of which may involve Noteholders seeking to foreclose on their collateral. Pursuant to any plan, Noteholders may receive new notes, cash, other property, equity securities, or a combination of any of these. Any such new notes may be secured or unsecured, senior or subordinated, and have payment and other terms substantially different from the TCH Notes or TACA Notes, as the case may be.

If the Potential Recapitalization is approved and implemented, it should result in a substantial deleveraging of THCR and its subsidiaries and reduction in its and their debt service. If the plan is approved and implemented, the holders of common stock of THCR prior to the transaction, including Mr. Trump (on account of his existing shares), are likely to have their existing interest substantially diluted and the value of that interest may be less than now. Further, DLJMB will own a majority equity interest in THCR (likely at the THCR or THCR Holdings level), and will be in a position to control THCR and its subsidiaries, including TCH, subject to agreed upon contractual limitations on its rights, if any.

Even if the plan is approved and implemented, and facilitates the desired expansion and development of THCR’s properties, the change may not lead to the hoped for increase in the volume and profitability of THCR’s business.

Other Alternatives. If the Potential Recapitalization or other recapitalization plan is not consummated, THCR will continue to consider alternatives to optimize stakeholder return, reduce its consolidated indebtedness and improve its capital structure, including the alternatives described above and others. There is no assurance that any such alternatives will be achieved.

TCH Notes Offering

On March 25, 2003, TCH and Trump Casino Funding, Inc., or TCF, consummated an offering, or the TCH Notes Offering, of the TCH Notes, consisting of: (i) $425.0 million principal amount of First Priority Mortgage Notes due March 15, 2010 bearing interest at a rate of 11.625% per year payable in cash, sold at a price of 94.832% of their face amount for an effective yield of 12.75%, or the First Priority Mortgage Notes, and (ii) $50.0 million principal amount of Second Priority Mortgage Notes due September 15, 2010 bearing interest at a rate of 11.625% per year payable in cash, plus 6.0% through the issuance of payable-in-kind notes, or the Second Priority Mortgage Notes.

In connection with the TCH Notes Offering, Donald J. Trump, purchased in a concurrent private offering $15.0 million aggregate principal amount of additional Second Priority Mortgage Notes at the same purchase price at which the initial purchasers purchased the Second Priority Mortgage Notes.

Interest on the First Priority Mortgage Notes is payable quarterly on March 15, June 15, September 15 and December 15 of each year. The First Priority Mortgage Notes are unconditionally guaranteed on a senior basis, jointly and severally, by each of TCH’s existing and future subsidiaries: Trump Marina Associates, L.P. (formerly known as Trump’s Castle Associates, L.P.), Trump Marina, Inc. (formerly known as Trump’s Castle Hotel & Casino, Inc.), Trump Indiana, Inc., Trump Indiana Realty L.L.C., THCR Management Holdings, L.L.C. and THCR Management Services, L.L.C. (collectively, the Subsidiary Guarantors). TCF, which is a co-issuer of the TCH Notes, and future subsidiaries of TCH which are deemed to be unrestricted upon formation will not be guarantors of the TCH Notes. The obligations of TCH and TCF under the TCH Notes are secured by first priority liens, subject to certain exceptions, on substantially all of each Subsidiary Guarantor’s existing and future assets, including, among other things, all of each Subsidiary Guarantor’s owned and leased real and personal property, equipment and related general intangibles, as well as all of the equity interests held in and by such Subsidiary Guarantors, whether now owned or later acquired. The liens do not include, however, the Subsidiary Guarantors’ accounts receivables, inventory, gaming licenses, certain furniture, fixtures and equipment and certain property.

Interest on the Second Priority Mortgage Notes is payable semi-annually on March 15 and September 15 of each year. The Second Priority Mortgage Notes are secured by the same collateral as the First Priority Mortgage Notes, except that the liens securing the Second Priority Mortgage Notes and the guarantees of the Second Priority Mortgage Notes rank junior to the liens securing the First Priority Mortgage Notes and certain other liens permitted under the indentures governing the TCH Notes. To the extent that collateral is released under the liens securing the First Priority Mortgage Notes, the holders of the Second Priority Mortgage Notes would be required to release their security interest in the same collateral.

The net proceeds of the TCH Notes Offering and the concurrent private offering of Second Priority Mortgage Notes to Donald J. Trump were used to:

•	redeem $242.1 million aggregate principal amount of Trump’s Castle Funding, Inc.’s, or Castle Funding’s, 11.75% Mortgage Notes due 2003;

•	repay $70.0 million aggregate principal amount of Trump Marina Associates, L.P.’s, or Marina Associates’, bank debt due 2003;

•	redeem $14.3 million principal amount of Castle Funding’s 13.875% Pay-In-Kind Notes due 2005, or the Castle PIK Notes;

•	repay $20.3 million aggregate principal amount of Trump Indiana, Inc.’s bank debt in 2006;

•	acquire and redeem $96.9 million aggregate principal amount (including the call premium) of Trump Hotels & Casino Resorts Holdings, L.P.’s, or THCR Holdings’, 15.5% Senior Notes due 2005, or the THCR Holdings Senior Notes; and

•	repay $0.2 million aggregate principal amount of THCR Management Services, L.L.C.’s, or Trump 29 Services’, bank debt due 2003.

Also, in connection with the TCH Notes Offering, $141.9 million principal amount of Castle PIK Notes and $35.5 million principal amount of THCR Holdings Senior Notes held by THCR Holdings and its subsidiaries were contributed to TCH and cancelled without payment.

Included in the $96.9 million principal amount (including call premium) of THCR Holdings Senior Notes purchased with the net proceeds of the TCH Notes Offering, $1.7 million principal amount of THCR Holdings Senior Notes were held by Mr. Trump. THCR Holdings also acquired an additional $15.0 million principal amount of THCR Holdings Senior Notes on the closing date of the TCH Notes Offering in a private transaction with Donald J. Trump. The purchase price of the aggregate $16.7 million principal amount of THCR Holdings Senior Notes acquired from Mr. Trump consisted of shares of stock of THCR valued at $15.0 million, plus a cash amount equal to $1.7 million, plus the applicable redemption premium of 2.583% (approximately $430,000) and accrued interest of approximately $0.7 million on the entire $16.7 million principal amount of THCR Holdings Senior Notes being sold by Mr. Trump. See “Certain Relationships and Related Transactions; Purchase of THCR Holdings Senior Notes from Mr. Trump.”

The interest rate on TCH’s First Priority Mortgage Notes will increase by 0.5% per annum if the First Priority Leverage Ratio for any fiscal year, commencing with the year ending December 31, 2003, exceeds 4.8 to 1.0, and by 1.0% per annum if the First Priority Leverage Ratio exceeds 5.3 to 1.0. Similarly, the rate of interest payable in cash on TCH’s Second Priority Mortgage Notes will increase by 0.5% per annum or 1.0% per annum if the First Priority Leverage Ratio for any fiscal year, commencing with the year ending December 31, 2003, exceeds 4.8 to 1.0 or 5.3 to 1.0, respectively. For these purposes, the term “First Priority Leverage Ratio” for any year is defined generally as the ratio of (a) the total outstanding principal amount of First Priority Mortgage Notes (plus other indebtedness, if any, ranking pari passu with TCH’s First Priority Mortgage Notes) as of December 31, of such year to (b) the Consolidated EBITDA of TCH without duplication, the sum of consolidated net income, plus consolidated income tax expense, plus consolidated depreciation and amortization expense, plus consolidated fixed charges and non-cash charges related to regulatory write downs for the year.

The First Priority Leverage Ratio for the year ending December 31, 2003 resulted in an increase in the interest rates on the TCH Notes of 1.0%. Such increase is effective from and after March 15, 2004 to March 14, 2005, at which point the rates of interest payable on the TCH Notes would be restored to their original levels, unless the First Priority Leverage Ratio computation for fiscal 2004 results in an increase. The estimated impact on our interest expense for the period March 15, 2004 through March 14, 2005 will be approximately $4,900,000.

TCH’s obligation to pay additional cash interest will constrain its liquidity. See “Financial Condition; Liquidity and Capital Resources.”

Pursuant to the indentures governing the TCH Notes, TCH and TCF filed a registration statement on Form S-4 with the SEC to register notes having substantially identical terms as the TCH Notes, or the Exchange Notes, as part of an offer to exchange freely tradable Exchange Notes for the TCH Notes. The SEC declared the registration statement effective on July 10, 2003, and holders exchanged their TCH Notes for Exchange Notes on August 13, 2003.

Also, TCH and TCF filed a registration statement on Form S-1 with the SEC to register for potential resale $15.0 million principal amount of Second Priority Mortgage Notes purchased by Mr. Trump concurrently with the TCH Notes Offering. The SEC declared the registration statement effective on August 6, 2003. Mr.

Trump has advised the Company that he does not currently have any intentions of selling his Second Priority Mortgage Notes.

Formation of TCH and TCF. TCH is a Delaware single member limited liability company of which THCR Holdings is the sole member. TCF is a Delaware corporation and a wholly-owned subsidiary of TCH. Upon the consummation of the TCH Notes Offering, THCR Holdings contributed to TCH the equity interests of the Subsidiary Guarantors. Upon THCR Holdings’ contribution of the equity securities in the above-mentioned entities to TCH, these entities became wholly-owned subsidiaries of TCH.

General

Through our wholly-owned subsidiaries, Trump Marina Associates, L.P., or Marina Associates, and Trump Indiana, Inc., we own and operate two casino and hotel properties. Marina Associates owns and operates Trump Marina Hotel Casino (“Trump Marina”), a casino hotel located in the marina district of Atlantic City, New Jersey (the “Marina District”). Trump Indiana, Inc. owns and operates Trump Indiana Casino Hotel, or Trump Indiana, a riverboat gaming facility operating in Buffington Harbor, in Gary, Indiana (the “Trump Indiana Riverboat”). In addition, through our wholly-owned subsidiary, THCR Management Services, L.L.C., or Trump 29 Services, we manage the day-to-day operations of Trump 29 Casino located in Coachella Valley, California (near Palm Springs) pursuant to a five year management agreement (the “Trump 29 Management Agreement”) commencing on April 16, 2002, between Trump 29 Services and Twenty-Nine Palms Enterprises Corporation, a corporation wholly-owned by the Twenty Nine Palms Band of Luiseno Mission Indians, a federally recognized Native American Tribe and the owner of Trump 29 Casino (the “Tribe”). Trump Marina, Inc. is the general partner of Marina Associates. Trump Indiana Realty, L.L.C. has no material assets or operations. At December 31, 2003, THCR Management has no assets or operations. A description of our properties is set forth below:

•	Trump Marina Hotel Casino – opened in 1985 and acquired by THCR in October 1996, situated in Atlantic City’s rapidly developing marina district, Trump Marina consists of a 27-story hotel with 728 guest rooms, including 153 suites, 97 of which are luxury suites. The casino offers approximately 79,700 square feet of gaming space, 2,501 slot machines, 75 table games, a simulcast racetrack facility and 58,000 square feet of convention, ballroom and meeting space. Trump Marina also features a 540-seat cabaret-style theater, a nightclub, two player clubs, two retail stores, seven restaurants, a cocktail lounge and a pool side snack bar. To facilitate access to the property, Trump Marina has a nine-story parking garage capable of accommodating approximately 3,000 cars. Trump Marina also has 11 bus bays and a roof-top helipad.

•	Trump Indiana Casino Hotel – a riverboat casino located approximately 25 miles from downtown Chicago and catering primarily to the northwest Indiana and Chicago markets. Opened in June 1996, Trump Indiana, is located conveniently near I-80/94 and I-90 on a 280-foot gaming vessel with 43,000 square feet of gaming space, 1,662 slot machines, 42 table games, 12 poker tables and has the capacity to accommodate approximately 2,700 passengers. Trump Indiana operates in Buffington Harbor, an approximately 100-acre site in Gary, Indiana. Our docking facility and land-based pavilion, which we share with our joint venture partner, Majestic Star Casino, L.L.C., or Majestic Star, includes a 40,000 square foot pavilion housing meeting space, a buffet, a steakhouse restaurant, several restaurant kiosks, bars and lounges, gift shops, staging and ticketing areas, surface parking for 2,300 automobiles and a 300-room hotel. Through another joint venture with an affiliate of Majestic Star, we also own the site immediately adjacent to Trump Indiana, which includes a parking garage (completed in May 2002) that accommodates up to 2,000 cars. See “Business; Certain Agreements; Buffington Harbor Joint Venture.”

Since August 2002, the State of Indiana, has permitted riverboat casinos to implement dockside gaming, which we have adopted. Dockside gaming eliminates Trump Indiana’s need to cruise which required patrons to wait for boarding times that had previously been scheduled every two hours. Effective July 11, 2003, the State of Indiana permitted riverboat casinos to operate 24 hours per day. In addition, the State of Indiana also passed legislation that allows a person or entity to own up to 100% in no more than two riverboat licenses. Previously, a person or entity could simultaneously own up to 100% in one riverboat owner’s license and no more than 10% in a second riverboat owner’s license.

•	Trump 29 Casino – located in Coachella, California near Palm Springs and featuring a desert-style floor setting. Reopened under its new name, Trump 29 Casino, in April 2002, we manage Trump 29 Casino, or Trump 29, pursuant to a management agreement with the Twenty-Nine Palms Band of Luiseno Mission Indians of California, or the Tribe. Trump 29 is owned by the Tribe through its sole ownership of the Twenty-Nine Palms Enterprises Corporation, or Twenty-Nine Palms. Trump 29 has 80,000 square feet of gaming space, 1,997 slot machines and 35 table games. Trump 29 also features a 5,000 square foot ballroom, a 2,200 seat theatre-type showroom, a fine-dining steakhouse and a food court. See “Business; Certain Agreements; Trump 29 Management Agreement.”

Hotel-Casino Resort Properties

We have provided below certain information regarding our properties as of December 31, 2003. Other than Trump 29, we wholly own and operate these properties.

Name of Location	Number of Rooms/Suites	Approximate Casino Square Footage	Slot Machines	Gaming Tables
Atlantic City, NJ -Trump Marina	728	79,700	2,501	75
Buffington Harbor, IN -Trump Indiana	300	43,000	1,662	42
Coachella, CA -Trump 29 (1)	—	80,000	1,997	35

Total	1,028	202,700	6,160	152

(1)	We manage Trump 29 pursuant to a management agreement with the Tribe. See “Business; Certain Agreements; Trump 29 Management Agreement.”

We believe that our properties derive substantial benefit from the widespread recognition of the “Trump”name and its association with high quality amenities and first class service. Our properties use the Trump name to attract business at each site where we seek to provide an exciting gaming and entertainment experience tailored to the primary patrons in each of our markets.

In this Form 10-K, the term “TCH Properties” includes Trump Marina and Trump Indiana.

Business and Marketing Strategy

We consistently evaluate our properties and their amenities in order to remain competitive. From time to time, changes are made to our properties in response to patron demand either on an industry-wide or property-specific basis. Below is a brief description of our business and marketing strategy:

Focus on Slot Revenues. We continue to emphasize our slot business, the most consistently profitable and predictable segment of our gaming revenues. We strive to offer a wide variety of games and marketing programs to attract slot customers and to encourage them to play for longer periods of time in order to promote the stability of our gaming revenues. As part of this focus, we are committed to providing our customers with the latest themed slot machines and gaming technology. In addition, we have continued to improve the TCH Properties’ slot floors and have changed our marketing and customer loyalty programs to reward our most important slot customers by offering rooms and benefits that were previously reserved for table players.

Ticket In-Ticket Out, or TITO, gaming is an alternative payment method to coin handling on the casino slot floor. Casino operators can program a slot machine to pay a slot payout, or a portion thereof, with a ticket. The ticket can then be reinserted into another TITO slot machine, be exchanged for cash at a cashier’s station or held by the player and used at a later time. At December 31, 2003, Trump Marina, Trump Indiana and Trump 29 had 1,357, 1,257 and 660 TITO slot machines, respectively, representing approximately 54%, 76% and 33% of their slot floors. We anticipate having substantially all of the TCH Properties’ slot machines operating with TITO gaming technology during 2004. We believe that TITO slot machines enhance slot patrons’ gaming experience as well as reduce overhead, labor and costs associated with operating a slot floor. Also, preliminary results have shown an increase in coin-in and win per unit per day for TITO test units.

Targeted Marketing and Promotion. We actively promote our casinos, entertainment offerings, hotels and restaurants by using a variety of media, including billboard and other outdoor signage, print, broadcast and the Internet. In addition, we employ marketing representatives as a means of attracting gaming patrons to our properties. We have developed and maintain extensive and targeted customer databases. We also employ a focused direct-mail program, integrated with our player tracking systems, to efficiently target our database customers with a variety of promotional programs to enhance customer loyalty. Promotional events in 2003 included gift giveaways, sweepstakes, slot tournaments and Asian and other ethnic events which were designed to increase our frequent player programs. We estimate that approximately 88% of our gaming revenues at Trump Marina come from rated players (i.e., players in our database targeted for promotional programs) and approximately 59% at Trump Indiana, evidencing our ability to attract our targeted customers.

Maintain Stringent Cost Controls. We have achieved significant cost savings in the past through several initiatives. These initiatives include matching employee schedules more efficiently to peak business hours and implementing our more efficient cash reward programs that generate higher revenue at a lower cost than previous cash reward programs. Coupled with our targeted marketing approach, we have been able to lower marketing costs and increase revenues at the TCH Properties without sacrificing customer service.

Premium Entertainment. We pursue a program of providing headline entertainment at our properties. These entertainment offerings, which generate incremental revenue through ticket sales, also increase pedestrian traffic in our hotels, restaurants and casinos. In addition, we coordinate entertainment events to coincide with slot player promotions to maximize the number of customers and gaming play in our casinos.

The Atlantic City Market

The Atlantic City market serves the New York-Philadelphia-Baltimore-Washington, D.C. corridor with nearly 30 million adults living within a three-hour driving radius and has historically generated consistent growth in gaming revenues. The Atlantic City gaming market currently consists of 12 casino properties with a total of approximately 14,300 hotel rooms and approximately 1.4 million square feet of gaming space containing approximately 42,000 slot machines and approximately 1,400 table games.

Other gaming operators in Atlantic City have announced or recently completed new development or expansion projects. The Borgata Casino Hotel and Spa, or the Borgata, a casino resort complex developed in Atlantic City’s marina district through a joint venture between MGM Mirage, Inc. and Boyd Gaming Corporation, opened in July 2003 and is the first new casino in Atlantic City in 13 years. The Borgata, located on a 25-acre site, features a 40-story tower with approximately 2,000 rooms and suites, a 135,000 square-foot casino, restaurants, retail shops, a spa and pool, and entertainment venues. In 2002, also in the Marina District, Harrah’s completed construction of an additional hotel tower with 452 rooms and expanded its casino floor to include approximately 950 additional slot machines. We believe that these projects will, in the long term, attract additional visitors to the marina district.

In addition, Caesars Entertainment, Inc. (formerly Park Place Entertainment, Inc.) connected its Bally’s and Claridge properties in July 2002 and merged the properties into a single casino resort in December 2002. In December 2002, Caesars began renovating the adjacent Ocean One Mall into an upscale retail and entertainment complex, which is expected to be completed in 2005. Additionally, Bally’s and Caesars announced plans for the construction of a 3,189 space parking garage to be built in conjunction with the New Jersey Casino Reinvestment Development Authority, or the CRDA, to provide parking for their operations, the Atlantic City Medical Center and the recently opened “The Walk” retail and entertainment complex.

In May 2003, Showboat Casino Hotel completed the construction of a 544 room hotel tower.

In April 2002, Aztar Corp. commenced its expansion of its Tropicana Atlantic City property. The expansion will include an additional 502 hotel rooms and a 200,000 square-foot retail, dining and entertainment complex and is anticipated to be completed in the fall of 2004.

In September 2002, Resorts Atlantic City commenced demolition of one of its towers and is replacing it with a 459-room hotel tower expected to be completed in the second quarter of 2004.

Historically, there has been a shortage of available rooms in Atlantic City on the weekends during the peak spring and summer seasons and on long holiday weekends in other parts of the year. We believe that the addition of hotel rooms in Atlantic City would benefit the overall Atlantic City market by increasing patrons’ visits and perhaps extend the duration of patrons’ visits during these peak seasons and weekends. See “Business; Seasonality.”

Northwest Indiana/Chicagoland Market

The northwest Indiana and the greater Chicago metropolitan market, known as the “Chicagoland” market, is the third largest gaming market in the United States, generating approximately $2.3 billion in revenues for the year ended December 31, 2003. As of December 31, 2003, the Chicagoland market featured nine casinos, over 1,000 hotel rooms and over 390,000 square feet of gaming space containing 13,343 slot machines and 382 table games.

From 1998 to 2003, total gaming revenues in the Chicagoland market have increased approximately 51.7%, during which period only two new facilities opened. The Chicagoland market is the third most populated metropolitan area in the United States. Furthermore, the population and average income in the Chicagoland market rank highest among all United States riverboat gaming markets. Entrance into the market is limited by the fixed number of gaming licenses available in Indiana and Illinois. Currently, a maximum of 11 licenses are permitted in Indiana, of which 10 have already been issued (five on Lake Michigan, including Trump Indiana, and five on the Ohio River), and a maximum of 10 licenses are permitted in Illinois, of which nine have been issued. The remaining Indiana license was granted to Orange County in the southern portion of the state, and the remaining Illinois license has been granted to Isle of Capri Casinos, Inc. to operate a casino in Rosemont, Illinois.

There has been limited casino development and expansion activity in the areas surrounding Trump Indiana. In February 2002, Harrah’s completed construction on a new 293-room luxury hotel at its East Chicago, Indiana property.

Southern California Market

Trump 29 is located in California’s Coachella Valley in Riverside County, near Palm Springs. The property is located just off Interstate 10, with an estimated 27,000 vehicles passing by Trump 29 each day. Riverside County offers Trump 29 a rapidly growing local market, with population having risen over 130% from 1980 to 2000 to reach approximately 1.6 million people. In addition, Coachella is located within 175 miles of California’s three largest metropolitan areas, Los Angeles, Orange County and San Diego, with a combined 2000 population of approximately 15.2 million people.

Competition

Atlantic City

Competition in the Atlantic City market is intense and is increasing. At the present time, there are 12 casino hotels located in Atlantic City which compete with each other on the basis of customer service and quality and extent of amenities, including Trump Marina. For this reason, substantial capital expenditures are required from time to time to compete effectively. Substantial new expansion and development activity has recently been completed, is under construction, or has been announced in Atlantic City at other properties, including the opening of the Borgata in July 2003. Increased competition is one reason we are pursuing a comprehensive recapitalization plan. See “Business; Recent Events” and “Business; The Atlantic City Market.”

In addition, we believe that there are several other sites on the boardwalk and in the marina district on which casino hotels could be built in the future, and various applications for casino licenses have been filed and announcements with respect thereto have been made from time to time. There can be no assurance that proposed and future developments and expansions will not have a material adverse effect on our business and operations. There also can be no assurances that any Atlantic City development projects, which are planned or in process, will be completed. See “Business; Recent Events” and “Business; The Atlantic City Market.”

Native American Tribes. Trump Marina also faces considerable competition from casino facilities in a number of states operated by federally recognized Native American tribes, such as Foxwoods Resorts Casino in Ledyard, Connecticut and Mohegan Sun Casino Resort in Uncasville, Connecticut. Pursuant to the Indian Gaming Regulatory Act, or the IGRA, which was passed by Congress in 1988, any state which permits casino-style gaming (even if only for limited charity purposes) is required to negotiate gaming compacts with federally recognized Native American tribes. Under the IGRA, Native American tribes enjoy comparative freedom from regulation and taxation of gaming operations, which provides them with an advantage over their competitors, including Trump Marina.

In addition, Native American nations are seeking federal recognition, land and negotiation of gaming compacts in New York, Pennsylvania, Connecticut and other states near Atlantic City. If successful, there can be no assurance that additional casinos built in or near this portion of the United States would not have a material adverse effect on the business and operations of Trump Marina.

New Jersey State Legislation. In September 2002, the New Jersey State Legislature proposed an amendment to the New Jersey constitution that, if approved by the citizens of New Jersey in a general election, would permit the legislature to adopt legislation permitting slot machines at the Meadowlands Racetrack in East Rutherford, New Jersey. If New Jersey’s constitution were to be so amended and such legislation adopted, slot machines at the Meadowlands would compete to some extent with Atlantic City’s casinos, including Trump Marina, for gaming patrons.

New York State Legislation. In October 2001, the State of New York, citing a statewide economic crisis precipitated by the September 11, 2001 terrorist attacks on New York City, passed legislation permitting video lottery terminals, or VLTs, at five harness racetracks and further allows the governor to negotiate Class III gaming compacts with Native American tribes for up to six resort-scale casinos. The legislation allows three tribal resort scale casinos in the Catskills, within 90 minutes of New York City, and the other three in the Buffalo-Niagara Falls area. The three Buffalo-Niagara Falls resort scale casinos would join two existing Indian casinos, the Turning Stone, operated by the Oneida Nation near Syracuse and one owned by the St. Regis Mohawks, near the Canadian Border.

On January 28, 2004, Saratoga Gaming and Raceway in upstate New York opened a gaming facility featuring approximately 1,300 VLTs, and on February 28, 2004, Finger Lakes Gaming and Racetrack in upstate New York also opened a gaming facility featuring approximately 1,000 VLTs. In March 2004, New York State’s third racino at Buffalo Raceway in Hamburg opened with 990 VLTs. MGM Mirage, a major casino gaming company, has announced that it has an understanding with the New York Racing Association (“NYRA”) to manage VLTs at the Aqueduct horseracing track in metropolitan New York, subject to certain conditions. Competition from these properties, and other properties, when opened, could have a material adverse effect on Trump Marina.

Other States. Legislation permitting other forms of casino gaming has been proposed, from time to time, in various states, including those bordering the State of New Jersey. Six states have presently legalized riverboat gambling while others are considering its approval, including the State of New York and the Commonwealth of Pennsylvania. Several states are considering or have approved large-scale land-based casinos. The business and operations of Trump Marina could be adversely affected by such competition, particularly if casino gaming were permitted in jurisdictions near or elsewhere in New Jersey or in other states in the Mid-Atlantic and Northeast. Currently, casino gaming, other than Native American gaming, is not allowed in other areas of New Jersey or in Connecticut, New York or Pennsylvania. To the extent that legalized gaming becomes more prevalent in New Jersey or other jurisdictions near Atlantic City, competition would further intensify. In particular, proposals have been introduced to legalize gaming in other locations, including Pennsylvania and Maryland. The legislative proposals in Pennsylvania would allow for a wide range of gaming activities, including riverboat gaming, slots at racetracks, VLTs at liquor stores and the formation of a gaming commission. Maryland’s proposed legislation would authorize VLTs at some of Maryland’s racing facilities. The results of the 2002 gubernatorial elections in Pennsylvania and Maryland have also increased the likelihood of gaming legislation in such states. We are unable to predict whether any such legislation, in such states or elsewhere, will be enacted or whether, if passed, would have a material adverse effect on Trump Marina.

Chicagoland

Competition in the Chicagoland market is intense. We believe that competition in the gaming industry, particularly the riverboat and dockside gaming industry, is based on a combination of quality and location of gaming facilities, the implementation of effective marketing strategies and customer service and satisfaction. Trump Indiana is seeking a competitive advantage primarily based upon its proximity to, and direct access from Chicago, extensive parking facilities, name recognition, a superior gaming vessel and gaming experience, and targeted marketing strategies. Although we believe that the location of Trump Indiana allows it to compete effectively with other casinos in the surrounding geographic area, management expects competition in the casino gaming industry to become more intense as casinos are opened and new entrants into the gaming industry become even more operational.

Trump Indiana competes primarily with riverboats and other casinos in the Chicagoland market. Although northwest Indiana is part of the Chicagoland market, which is one of the most successful new gaming markets in the United States, Trump Indiana may be more dependent on patrons from northwest Indiana than its Illinois competitors, and the propensity of these patrons to wager cannot be predicted with any degree of certainty. In addition to competing with Majestic Star’s riverboat at the Buffington Harbor site, Trump Indiana competes with three other riverboats in the northwest Indiana market. To a lesser degree, Trump Indiana competes with five operating riverboats located in southern Indiana. In addition, a casino opened during 1994 in Windsor, Ontario. In 1997, Detroit approved land-based casino gaming with a limit of three licenses for the metropolitan area, and selected the operators for the licenses. Two of these land-based casinos opened for operation in 1999 and the third opened in 2000.

At the present time, there are four other riverboats in the Chicago, Illinois area. On March 15, 2004, the Illinois Gaming Board granted Isle of Capri Casinos, Inc. a license to operate a casino in Rosemont, Illinois which is located in the Chicagoland area. The Illinois Legislature also authorized gaming on barges in Illinois. In addition to barge gaming, which facilitates a larger casino floor than a conventional boat, Illinois gaming regulators relaxed ownership hurdles, allowing operators to own more than one casino in the state. There can be no assurance that Indiana will follow suit in allowing gaming on barges. Effective July 11, 2003, the State of Indiana permitted riverboat casinos to operate 24 hours per day. In 2003, the State of Indiana passed legislation that allows a person or entity to own up to 100% in no more than two riverboat licenses. Previously, a person or entity could simultaneously own up to 100% in one riverboat owner’s license and no more than 10% in a second riverboat owner’s license.

Southern California

Competition in the Southern California market is also intense. Trump 29 principally competes with other tribal casinos in the Palm Springs area. At the present time, fifteen tribal casinos are open in the Southern California market, five of which directly compete with Trump 29 and are located within a 45-mile radius from

Trump 29, and other Indian tribes may receive approval to engage in casino gaming. Trump 29’s five principal competitors are Fantasy Springs Casino, Agua Caliente, Spa Hotel and Casino, Casino Morongo and Augustine Casino.

Certain Agreements

We are party to certain agreements, some of which are described below. See “Executive Compensation; Employment Agreements, Termination of Employment and Change-in-Control Arrangements,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations; Financial Condition - Summary of Company’s Public Indebtedness” and “Certain Relationships and Related Transactions.”

Buffington Harbor Joint Venture

In June 1995, Trump Indiana, Inc. acquired approximately 88 acres of land at Buffington Harbor in Gary, Indiana, or the Buffington Harbor Site, for an aggregate purchase price of $13.5 million from the Lehigh Portland Cement Company, or Lehigh. Trump Indiana, Inc. also leased certain of Lehigh’s property adjacent to the Buffington Harbor Site for the docking of Trump Indiana’s casino vessel (the Harbor Lease Agreement). Trump Indiana, Inc. contributed the Buffington Harbor Site and its rights under the Harbor Lease Agreement to Buffington Harbor Riverboats, L.L.C., or BHR, a 50/50 joint venture between Trump Indiana, Inc. and Majestic Star Casino, L.L.C., or Majestic Star, in connection with the formation of BHR. Pursuant to Trump Indiana, Inc.’s and Majestic Star’s joint venture agreement, or the BHR Agreement, BHR owns, develops and operates all common land-based and waterside operations in support of Trump Indiana, Inc.’s and Majestic Star’s separate riverboat casinos at Buffington Harbor. Trump Indiana, Inc. and Majestic Star are each equally responsible for the development and the operating expenses of BHR.

In September 2000, THCR and an affiliate of Majestic Star formed a joint venture, Buffington Harbor Parking Associates, or BHPA, for the purpose of constructing and operating a parking garage (the Indiana Parking Garage). In September 2000, BHPA acquired approximately 14 additional acres of land (not including the Buffington Harbor Site) previously leased from Lehigh for the construction of the Indiana Parking Garage for an aggregate purchase price of $14.2 million, and the Harbor Lease Agreement was terminated. The construction of the Indiana Parking Garage commenced in the second quarter of 2001 and was completed in the second quarter of 2002.

BHPA separately leases the Indiana Parking Garage to each of (i) Trump Indiana, Inc. pursuant to a parking lease, dated June 19, 2001, or the Trump Indiana Garage Lease, and (ii) Majestic Star under a substantially identical lease agreement. The term of the Trump Indiana Garage Lease is until December 31, 2018. The initial rent installment, paid by Trump Indiana, Inc. upon the execution of the Trump Indiana Garage Lease, was $8.4 million. In addition, Trump Indiana, Inc. is obligated to pay BHPA a monthly rent equal to (i) 50.0% of BHPA’s debt service on the $17.1 million financing to build the Indiana Parking Garage and (ii) 50.0% of any construction costs incurred by BHPA in excess of the net proceeds of the financing. In the event either party defaults on its rental obligations under its respective garage lease with BHPA, the other party will be obligated to pay rent in an amount sufficient to satisfy 100.0% of BHPA’s debt service obligations on the financing.

Casino Services Agreement

We service the TCH Properties and Trump 29 and manage their administrative overhead costs through a casino services agreement, dated January 1, 1998, as amended, or the Casino Services Agreement, with Trump Administration, a division of Trump Taj Mahal Associates, or Taj Associates, an affiliate which operates the Trump Taj Mahal. Trump Administration assumed the rights and responsibilities of the Casino Services Agreement when THCR merged Trump Casino Services, L.L.C., or TCS, into Taj Associates in December 2000. Pursuant to the Casino Services Agreement, Trump Administration provides the TCH Properties (as well as each of our affiliate properties) with managerial, financial, accounting, purchasing, legal and other services incidental to running a casino and hotel, collectively referred to as the “Casino Services.” In return, the properties reimburse Trump Administration, on a ratable basis, all of the costs and expenses incurred by Trump Administration in providing the Casino Services, including all payroll and employee benefits and related costs associated with the employees utilized by Trump Administration, as well as all overhead and other expenses incurred in the ordinary course of providing such services. We believe that the Casino Services Agreement allows us to take advantage of economies of scale and realize substantial cost savings. The Casino Services Agreement expires on January 1, 2008, unless earlier terminated upon 90 days prior written notice.

Marina Lease

Pursuant to the Marina Associates’ agreement with the New Jersey Division of Parks and Forestry, we operate a 645-boat slip marina adjacent to Trump Marina. Pursuant to the agreement and a lease entered into in September 1990 with the State of New Jersey, Marina Associates leases the marina and improvements thereon for an initial term of 25 years. Pursuant to the marina lease, Marina Associates pays an annual rent equal to the greater of (i) a certain percentage of Marina Associates’ gross revenues from operating the marina or (ii) a minimum amount ($400,000 in 2003 and which will increase every five years to $500,000 in 2010). In addition, Marina Associates is responsible for all of the costs and expenses related to the premises, including but not limited to, all maintenance and repair costs, insurance premiums, real estate taxes, assessments and utility charges. Also, any improvements made to the marina (excluding an elevated pedestrian walkway which we constructed and which connects Trump Marina to a two-story building containing a restaurant and retail and office space) automatically becomes the property of the State of New Jersey upon the termination of the lease.

Trademark License Agreement

Subject to certain restrictions, THCR has the exclusive royalty free world-wide right to use the “Trump” name and Mr. Trump’s likeness in connection with gaming and related activities pursuant to a Trademark License Agreement, dated June 12, 1995, or the Trademark License Agreement, and the amendments thereto, between Mr. Trump, as licensor, and THCR, as licensee. Pursuant to the Trademark License Agreement, THCR is permitted to use the names “Trump,” “Donald J. Trump” and variations thereof, otherwise collectively referred to as the “Trump Names,” and related intellectual property rights, or the “Marks,” in connection with casino and gaming activities and related services and products. THCR, in turn, allows its subsidiaries, including TCH, and properties, including Trump Marina, Trump Indiana and Trump 29 to use the Trump Names and Marks under various parol licenses which do not create enforceable licenses. The Trademark License Agreement, however, does not restrict Mr. Trump’s right to use or further license the Trump Names and Marks in connection with services and products other than casino services and related products.

The term of the Trademark License Agreement is until the later of: (i) June 2015, (ii) such time as Mr. Trump and his affiliates own less than a 15.0% voting interest in THCR or (iii) such time as Mr. Trump ceases to be employed or retained by THCR pursuant to an employment, management, consulting or similar services agreement. Upon expiration of the Trademark License Agreement, Mr. Trump is required to grant THCR a non-exclusive, worldwide and royalty-free license to use the casino related trademarks for a reasonable transition period on terms to be agreed upon between Mr. Trump and THCR. Mr. Trump’s obligations under the Trademark License Agreement are secured by a security agreement, pursuant to which Mr. Trump has granted THCR a first priority security interest in the Trump Names and the related intellectual property rights for use in connection with casino services, as well as related hotel, bar and restaurant services.

Trump 29 Management Agreement

We, through Trump 29 Services, manage and direct all of the day-to-day operations of Trump 29 pursuant to an amended and restated gaming facility management agreement, dated as of March 28, 2002, with the Tribe and Twenty-Nine Palms. The management agreement was approved by the National Indian Gaming Commission, or the NIGC, on April 15, 2002, commenced on April 16, 2002 and expires on April 16, 2007.

Pursuant to our management agreement with the Tribe, an annual management fee equal to 30.0% of net revenues of Trump 29 (as defined in the management agreement) is payable to Trump 29 Services for each year of the term. The management fee is payable monthly in arrears. Payment of the monthly management fee is subordinate to the debt service on Twenty-Nine Palms’ bank debt and is payable after certain other monthly priority payments are made or reserve requirements are satisfied, including the payment of operating expenses of Trump 29 (excluding the management fee) and various debt service reserve requirements required by Twenty-Nine Palms’ loan agreement. If revenues of Trump 29 are less than the amount necessary to pay any required amount under the management agreement in any given month, Trump 29 Services is obligated to advance the funds necessary to pay the minimum guaranteed monthly payment to the Tribe.

Twenty-Nine Palms’ revenues have been pledged to its lenders as security for its bank debt and Trump 29 Services has subordinated its right to receive management fees to the payment by the Tribe of its bank debt. As a result of this pledge and subordination, until the Tribe’s bank debt is paid in full, Trump 29 Services may not accept or receive any prepayment of its management fee or accept or receive any payment from the Tribe in respect of the management fee if a default has occurred and is continuing under the Tribe’s bank debt, or if such payment of the management fee would result in a default under the Tribe’s bank debt. Trump 29 Services has also guaranteed Twenty-Nine Palms’ obligations to its bank lenders up to an amount not to exceed $2.5 million.

On or after May 31, 2005, Twenty-Nine Palms has the right to purchase all of the rights of Trump 29 Services under the management agreement upon satisfaction of certain conditions, including payment to Trump 29 Services of an early termination fee. Such fee would be equal to one and one-half times the aggregate management fee payable to Trump 29 Services for the twelve-month period preceding the notice of early termination. If Twenty-Nine Palms were to exercise this right, Trump 29 Services would not generate any further revenues from the management agreement.

Governmental and Gaming Regulations

The following is only a summary of the applicable provisions of the New Jersey Casino Control Act (the Casino Control Act), the Indiana Riverboat Gambling Act (the Riverboat Gambling Act), the IGRA and certain other laws and regulations. It does not purport to be a full description, and is qualified in its entirety by reference to the Casino Control Act, the Riverboat Gambling Act, the IGRA and such other applicable laws and regulations.

New Jersey Gaming Regulations

In general, the Casino Control Act and the regulations promulgated thereunder contain detailed provisions concerning, among other things:

•	the granting and renewal of casino licenses;

•	the suitability of the approved hotel facility, and the amount of authorized casino space and gaming units permitted therein;

•	the qualification of natural persons and entities related to the casino licenses;

•	the licensing of certain employees and vendors of casino licensees;

•	the rules of the games;

•	the selling and redeeming of gaming chips;

•	the granting and duration of credit and the enforceability of gaming debts;

•	management control procedures, accounting and cash control methods and reports to gaming agencies;

•	the security standards;

•	the manufacture and distribution of gaming equipment;

•	the simulcasting of horse races by casino licensees; and

•	advertising, entertainment and alcoholic beverages.

Casino Control Commission. The ownership and operation of casino/hotel facilities in Atlantic City are the subject of strict state regulation under the Casino Control Act. The New Jersey Casino Control Commission (the “CCC”) is empowered to regulate a wide spectrum of gaming and non-gaming related activities and to approve the form of ownership and financial structure of not only a casino licensee, but also its entity qualifiers and intermediary and holding companies and any other related entity required to be qualified (“CCC Regulations”).

Operating Licenses. In June 2003, the CCC renewed Marina Associates’ license to operate Trump Marina until June 2007. This license is not transferable and its renewal includes a financial review of Marina Associates. Upon revocation, suspension for more than 120 days or failure to renew a casino license, the Casino

Control Act provides for the appointment of a conservator to take possession of the hotel and casino’s business and property, subject to all valid liens, claims and encumbrances. The loss of this casino license would have a material adverse effect upon our business.

Casino Licenses. No casino hotel facility may operate unless the appropriate license and approvals are obtained from the CCC, which has broad discretion with regard to the issuance, renewal, revocation and suspension of such licenses and approvals, which are non-transferable. The qualification criteria with respect to the holder of a casino license include its financial stability, integrity and responsibility; the integrity and adequacy of its financial resources which bear any relation to the casino project; its good character, honesty and integrity; and the sufficiency of its business ability and casino experience to establish the likelihood of a successful, efficient casino operation. The casino license currently held by Marina Associates is renewable for periods of up to four years. The CCC may reopen licensing hearings at any time, and must reopen a licensing hearing at the request of the Division of Gaming Enforcement (the “DGE”).

To be considered financially stable, a licensee must demonstrate the following abilities: to pay winning wagers when due; to achieve an annual gross operating profit; to pay all local, state and federal taxes when due; to make necessary capital and maintenance expenditures to insure that it has a superior first-class facility; and to pay, exchange, refinance or extend debts which will mature or become due and payable during the license term.

In the event a licensee fails to demonstrate financial stability, the CCC may take such action as it deems necessary to fulfill the purposes of the Casino Control Act and protect the public interest, including: issuing conditional licenses, approvals or determinations; establishing an appropriate cure period; imposing reporting requirements; placing restrictions on the transfer of cash or the assumption of liabilities; requiring reasonable reserves or trust accounts; denying licensure; or appointing a conservator.

Pursuant to the Casino Control Act, and the regulations and precedent of the CCC, no entity may hold a casino license unless each officer, director, principal employee, person who directly or indirectly holds any beneficial interest or ownership in the licensee, each person who in the opinion of the CCC has the ability to control or elect a majority of the board of directors of the licensee (other than a banking or other licensed lending institution which makes a loan or holds a mortgage or other lien acquired in the ordinary course of business) and any lender, underwriter, agent or employee of the licensee or other person whom the CCC may consider appropriate, obtains and maintains qualification approval from the CCC. Qualification approval means that such person must, but for residence, individually meet the qualification requirements as a casino key employee.

Control Persons. An entity qualifier or intermediary or holding company, such as TCH and its subsidiaries, is required to register with the CCC and meet the same basic standards for approval as a casino licensee; provided, however, that the CCC, with the concurrence of the Director of the DGE, may waive compliance by a publicly-traded corporate holding company with the requirement that an officer, director, lender, underwriter, agent or employee thereof, or person directly or indirectly holding a beneficial interest or ownership of the securities thereof, individually qualify for approval under casino key employee standards so long as the CCC and the Director of the DGE are, and remain, satisfied that such officer, director, lender, underwriter, agent or employee is not significantly involved in the activities of the casino licensee, or that such security holder does not have the ability to control the publicly-traded corporate holding company or elect one or more of its directors. Persons holding 5.0% or more of the equity securities of such holding company are presumed to have the ability to control the company or elect one or more of its directors and will, unless this presumption is rebutted, be required to individually qualify. Equity securities are defined as any voting stock or any security similar to or convertible into or carrying a right to acquire any security having a direct or indirect participation in the profits of the issuer.

Financial Sources. The CCC may require all financial backers, investors, mortgagees, bond holders and holders of notes or other evidence of indebtedness, either in effect or proposed, which bear any relation to any casino project, including holders of publicly-traded securities of an entity which holds a casino license or is an entity qualifier, subsidiary or holding company of a casino licensee, to qualify as financial sources. In the past, the CCC has waived the qualification requirement for holders of less than 15.0% of a series of publicly-traded mortgage bonds so long as the bonds remained widely distributed and freely traded in the public market and the holder had no ability to control the casino licensee. The CCC may require holders of less than 15.0% of a series of debt to qualify as financial sources even if not active in the management of the issuer or casino licensee.

Institutional Investors. An institutional investor is defined by the Casino Control Act as any retirement fund administered by a public agency for the exclusive benefit of federal, state or local public employees; any investment company registered under the Investment Company Act of 1940, as amended; any collective investment trust organized by banks under Part Nine of the Rules of the Comptroller of the Currency; any closed end investment trust; any chartered or licensed life insurance company or property and casualty insurance company; any banking and other chartered or licensed lending institution; any investment advisor registered under the Investment Advisers Act of 1940, as amended; and such other persons as the CCC may determine for reasons consistent with the policies of the Casino Control Act.

An institutional investor may be granted a waiver by the CCC from financial source or other qualification requirements applicable to a holder of publicly-traded securities, in the absence of a prima facie showing by the DGE that there is any cause to believe that the holder may be found unqualified, on the basis of the CCC’s findings that: (i) its holdings were purchased for investment purposes only and, upon request by the CCC, it files a certified statement to the effect that it has no intention of influencing or affecting the affairs of the issuer, the casino licensee or its holding or intermediary companies; provided, however, that the institutional investor will be permitted to vote on matters put to the vote of the outstanding security holders; and (ii) if (x) the securities are debt securities of a casino licensee’s holding or intermediary companies or another subsidiary company of the casino licensee’s holding or intermediary companies which is related in any way to the financing of the casino licensee and represent either (A) 20.0% or less of the total outstanding debt of the company or (B) 50.0% or less of any issue of outstanding debt of the company, (y) the securities are equity securities and represent less than 10.0% of the equity securities of a casino licensee’s holding or intermediary companies or (z) the securities so held exceed such percentages, upon a showing of good cause. There can be no assurance, however, that the CCC will make such findings or grant such waiver and, in any event, an institutional investor may be required to produce for the CCC or the Antitrust Division of the Department of Justice upon request, any document or information which bears any relation to such debt or equity securities.

Generally, the CCC requires each institutional holder seeking waiver of qualification to execute a certification to the effect that (i) the holder has reviewed the definition of institutional investor under the Casino Control Act and believes that it meets the definition of institutional investor; (ii) the holder purchased the securities for investment purposes only and holds them in the ordinary course of business; (iii) the holder has no involvement in the business activities of and no intention of influencing or affecting, the affairs of the issuer, the casino licensee or any affiliate; and (iv) if the holder subsequently determines to influence or affect the affairs of the issuer, the casino licensee or any affiliate, it shall provide not less than 30 days’ prior notice of such intent and shall file with the CCC an application for qualification before taking any such action. If an institutional investor changes its investment intent, or if the CCC finds reasonable cause to believe that it may be found unqualified, the institutional investor may take no action with respect to the security holdings, other than to divest itself of such holdings, until it has applied for interim casino authorization and has executed a trust agreement pursuant to such an application. See “Governmental and Gaming Regulations; Interim Casino Authorization.”

Ownership and Transfer of Securities. The Casino Control Act imposes certain restrictions upon the issuance, ownership and transfer of securities of a regulated company and defines the term “security” to include instruments which evidence a direct or indirect beneficial ownership or creditor interest in a regulated company including, but not limited to, mortgages, debentures, security agreements, notes and warrants. Each of Marina Associates, Trump Marina, Inc. and TCH are deemed to be a regulated company, and instruments evidencing a beneficial ownership or creditor interest therein, including a partnership interest, are deemed to be the securities of a regulated company.

If the CCC finds that a holder of such securities is not qualified under the Casino Control Act, it has the right to take any remedial action it may deem appropriate, including the right to force divestiture by such disqualified holder of such securities. In the event that certain disqualified holders fail to divest themselves of such securities, the CCC has the power to revoke or suspend the casino license affiliated with the regulated company which issued the securities. If a holder is found unqualified, it is unlawful for the holder (i) to exercise, directly or through any trustee or nominee, any right conferred by such securities or (ii) to receive any dividends or interest upon such securities or any remuneration, in any form, from its affiliated casino licensee for services rendered or otherwise.

With respect to non-publicly traded securities, the Casino Control Act and the regulations of the CCC require that the corporate charter or partnership agreement of a regulated company establish a right in the CCC of prior approval with regard to transfers of securities, shares and other interests and an absolute right in the regulated company to repurchase at the market price or the purchase price, whichever is the lesser, any such security, share or other interest in the event that the CCC disapproves a transfer. With respect to publicly traded securities, such corporate charter or partnership agreement is required to establish that any such securities of the entity are held subject to the condition that, if a holder thereof is found to be disqualified by the CCC, such holder shall dispose of such securities.

Under the terms of the indentures governing the TCH Notes, if a holder of the TCH Notes, as the case may be, does not qualify under the Casino Control Act when required to do so, such holder must dispose of its interest in such securities, and the respective Issuer or Issuers of such securities may redeem the securities at the lesser of the outstanding amount or fair market value.

Interim Casino Authorization. Interim casino authorization is a process which permits a person who enters into a contract to obtain property relating to a casino operation or who obtains publicly traded securities relating to a casino licensee to close on the contract or own the securities until plenary licensure or qualification. During the period of interim casino authorization, the property relating to the casino operation or the securities is held in trust.

Whenever any person enters into a contract to transfer any property which relates to an ongoing casino operation, including a security of the casino licensee or a holding or intermediary company or entity qualifier, under circumstances which would require that the transferee obtain licensure or be qualified under the Casino Control Act, and that person is not already licensed or qualified, the transferee is required to apply for interim casino authorization. Furthermore, except as set forth below with respect to publicly traded securities, the closing or settlement date in the contract at issue may not be earlier than the 121st day after the submission of a complete application for licensure or qualification together with a fully executed trust agreement in a form approved by the CCC. If, after the report of the DGE and a hearing by the CCC, the CCC grants interim authorization, the property will be subject to a trust. If the CCC denies interim authorization, the contract may not close or settle until the CCC makes a determination on the qualifications of the applicant. If the CCC denies qualification, the contract will be terminated for all purposes and there will be no liability on the part of the transferor.

If, as a result of a transfer of publicly traded securities of a licensee, a holding or intermediary company or entity qualifier of a licensee, or a financing entity of a licensee, any person is required to qualify under the Casino Control Act, that person is required to file an application for licensure or qualification within 30 days after the CCC determines that qualification is required or declines to waive qualification. The application must include a fully executed trust agreement in a form approved by the CCC or, in the alternative, within 120 days after the CCC determines that qualification is required, the person whose qualification is required must divest such securities as the CCC may require in order to remove the need to qualify.

The CCC may grant interim casino authorization where it finds by clear and convincing evidence that: (i) statements of compliance have been issued pursuant to the Casino Control Act; (ii) the casino hotel is an approved hotel in accordance with the Casino Control Act; (iii) the trustee satisfies qualification criteria applicable to key casino employees, except for residency; and (iv) interim operation will best serve the interests of the public.

When the CCC finds the applicant qualified, the trust will terminate. If the CCC denies qualification to a person who has received interim casino authorization, the trustee is required to endeavor, and is authorized, to sell, assign, convey or otherwise dispose of the property subject to the trust to such persons who are licensed or qualified or shall themselves obtain interim casino authorization.

Where the holder of publicly traded securities is required, in applying for qualification as a financial source or qualifier, to transfer such securities to a trust in application for interim casino authorization and the CCC thereafter orders that the trust become operative: (i) during the time the trust is operative, the holder may not participate in the earnings of the casino hotel or receive any return on its investment or debt security holdings; and (ii) after disposition, if any, of the securities by the trustee, proceeds distributed to the unqualified holder may not exceed the lower of their actual cost to the unqualified holder or their value calculated as if the investment had been made on the date the trust became operative.

Approved Hotel Facilities. The CCC may permit an existing licensee, such as Trump Marina, to increase its casino space if the licensee agrees to add a prescribed number of qualifying sleeping units within two years after the commencement of gaming operations in the additional casino space. However, if the casino licensee does not fulfill such agreement due to conditions within its control, the licensee will be required to close the additional casino space, or any portion thereof that the CCC determines should be closed.

Persons who are parties to the lease for an approved hotel building or who have an agreement to lease a building which may in the judgment of the CCC become an approved hotel building are required to hold a casino license unless the CCC, with the concurrence of the Attorney General of the State of New Jersey, determines that such persons do not have the ability to exercise significant control over the building or the operation of the casino therein.

Unless otherwise determined by the CCC, agreements to lease an approved hotel building or the land under the building must be for a term exceeding 30 years, must concern 100.0% of the entire approved hotel building or the land upon which it is located and must include a buy out provision conferring upon the lessee the absolute right to purchase the lessor’s entire interest for a fixed sum in the event that the lessor is found by the CCC to be unsuitable.

Agreement for Management of Casino. Each party to an agreement for the management of a casino is required to hold a casino license, and the party who is to manage the casino must own at least 10.0% of all the outstanding equity securities of the casino licensee. Such an agreement shall: (i) provide for the complete management of the casino; (ii) provide for the unrestricted power to direct the casino operations; and (iii) provide for a term long enough to ensure the reasonable continuity, stability, and independence and management of the casino.

License Fees. The CCC is authorized to establish annual fees for the renewal of casino licenses. The renewal fee is based upon the cost of maintaining control and regulatory activities prescribed by the Casino Control Act, and may not be less than $200,000 for a four year casino license. Additionally, casino licensees are subject to potential assessments to fund any annual operating deficits incurred by the CCC or the DGE. There is also an annual license fee of $500 for each slot machine maintained for use or in use in any casino.

Gross Revenue Tax. Each casino licensee is currently required to pay a tax of 8.0% on its gross casino revenues. The table sets forth Marina Associates’ gross revenue tax and license, investigation and other fees and assessments for the years ended December 31, 2001, 2002 and 2003.

For the Years Ended December 31,	Gross Revenue Tax	License, Investigation and Other Fees and Assessments
	($ in millions)
2001	$21.7	$4.4
2002	22.5	4.8
2003	20.7	4.8

On July 3, 2002, the State of New Jersey passed the New Jersey Business Tax Reform Act which, among other things, requires the suspension of the use of the New Jersey net operating loss carry forwards for two years and the introduction of a new alternative minimum assessment under the New Jersey corporate business tax based on gross receipts or gross profits, as defined.

Investment Alternative Tax Obligations. An investment alternative tax imposed on the gross casino revenues of each licensee in the amount of 2.5% is due and payable on the last day of April following the end of the calendar year. A licensee is obligated to pay the investment alternative tax for a period of 30 years. Estimated payments of the investment alternative tax obligation must be made quarterly in an amount equal to 1.25% of estimated gross revenues for the preceding three month period. Investment tax credits may be obtained by making qualified investments or by the purchase of bonds issued by the CRDA. Such bonds may have terms as long as 50 years and bear interest at below market rates, resulting in a value lower than the face value of such bonds.

For the first 10 years of its tax obligation, the licensee is entitled to an investment tax credit against the investment alternative tax in an amount equal to twice the purchase price of such bonds issued to the licensee. Thereafter, the licensee (i) is entitled to an investment tax credit in an amount equal to twice the purchase price of such bonds or twice the amount of its investments authorized in lieu of such bond investments or made in projects designated as eligible by the CRDA and (ii) has the option of entering into a contract with the CRDA to have its tax credit comprised of direct investments in approved eligible projects which may not comprise more than 50.0% of its eligible tax credit in any one year.

From the monies made available to the CRDA, it is required to set aside $175.0 million for investment in hotel development projects in Atlantic City undertaken by a licensee which result in the construction or rehabilitation of at least 200 hotel rooms. These monies will be held to fund up to 27.0% of the cost to casino licensees of expanding their hotel facilities to provide additional hotel rooms, a portion of which has been required to be available with respect to the new Atlantic City Convention Center.

Casino Complimentary Services Taxes. On July 1, 2003, the New Jersey Legislature passed a law that increases the taxation of New Jersey casinos. The new law imposes, among other taxes, a 4.25% tax on complimentaries (i.e. free rooms, food, beverages and entertainment given to patrons).

Casino Profits Tax. On July 1, 2003, the New Jersey Legislature passed a law that increases the taxation on New Jersey casinos. The new law imposes, among other taxes, a Profits Tax for each of the state fiscal years ended June 30, 2004, 2005 and 2006, based on 7.5% of each casino’s 2002 adjusted net income (defined as net income plus, management fees) subject to a minimum annual tax of $350,000 for each casino. As the tax law is effective beginning July 1, 2003, TCH began to record the effect of this tax in its third quarter financial statements.

Minimum Casino Parking Charges. As of July 1, 2003, each casino licensee is required to pay the New Jersey State Treasurer a $3.00 charge for every use of a parking space for the purpose of parking motor vehicles in a parking facility owned or leased by a casino licensee or by any person on behalf of a casino licensee. This amount is paid into a special fund established and held by the New Jersey State Treasurer for the exclusive use of the CRDA. Marina Associates normally charges their parking patrons $4.00 in order to make their required payments to the New Jersey State Treasurer and cover related expenses. Amounts in the special fund will be expended by the CRDA for eligible projects in the corridor region of Atlantic City related to improving the highways, roads, infrastructure, traffic regulation and public safety of Atlantic City or otherwise necessary or useful to the economic development and redevelopment of Atlantic City in this regard.

Atlantic City Fund. On each October 31st during the years and 1996 through 2003, each casino licensee paid into an account established in the CRDA and known as the Atlantic City Fund, its proportional share of an amount related to the amount by which annual operating expenses of the CCC and the DGE are less than a certain fixed sum. Additionally, a portion of the investment alternative tax obligation of each casino licensee for the years 1994 through 1998 allocated for projects in northern New Jersey shall be paid into and credited to the Atlantic City Fund. Amounts in the Atlantic City Fund will be expended by the CRDA for economic development projects of a revenue-producing nature that foster the redevelopment of Atlantic City other than the construction and renovation of casino hotels. Each casino licensee’s obligation to fund the Atlantic City Fund expired in June 2003 in accordance with its terms.

Conservatorship. If, at any time, it is determined that any casino licensee or any other entity qualifier has violated the Casino Control Act or that any of such entities cannot meet the qualification requirements of the Casino Control Act, such entity could be subject to fines or the suspension or revocation of its license or qualification. If a casino license is suspended for a period in excess of 120 days or is revoked, or if the CCC fails or refuses to renew such casino license, the CCC could appoint a conservator to operate and dispose of such licensee’s casino hotel facilities. A conservator would be vested with title to all property of such licensee relating to the casino and the approved hotel subject to valid liens and/or encumbrances. The conservator would be required to act under the direct supervision of the CCC and would be charged with the duty of conserving, preserving and, if permitted, continuing the operation of the casino hotel. During the period of the conservatorship, a former or suspended casino licensee is entitled to a fair rate of return out of net earnings, if any, on the property retained by the conservator. The CCC may also discontinue any conservatorship action and direct the conservator to take such steps as are necessary to effect an orderly transfer of the property of a former or suspended casino licensee. Such events could result in an event of default under the terms of the indentures governing the TCH Notes.

Qualification of Employees. Certain of our employees must be licensed by or registered with the CCC, depending on the nature of the position held. Casino employees are subject to more stringent requirements than non-casino employees and must meet applicable standards pertaining to financial stability, integrity and responsibility, good character, honesty and integrity, business ability and casino experience and New Jersey residency. These requirements have resulted in significant competition among Atlantic City casino operators for the services of qualified employees.

Gaming Credit. Casino games at Trump Marina are conducted on a credit as well as cash basis. Gaming debts arising in Atlantic City in accordance with applicable regulations are enforceable in the courts of the State of New Jersey. The extension of gaming credit is subject to regulations that detail procedures which casinos must follow when granting gaming credit and recording counter checks which have been exchanged, redeemed or consolidated. Gaming credit may not be collectible in foreign countries.

Control Procedures. Gaming at Trump Marina is conducted by trained and supervised personnel. We employ extensive security and internal controls. Security checks are made to determine, among other matters, that job applicants for key positions have had no criminal history or associations. Security controls utilized by the surveillance department include closed circuit video cameras to monitor the casino floor and money counting areas. The count of monies from gaming also is observed daily by representatives of the CCC.

Indiana Gaming Regulations

Indiana Gaming Commission. The ownership and operation of riverboat gaming operations in Indiana are subject to strict state regulation under the Riverboat Gambling Act and the administrative rules promulgated thereunder. Under the Riverboat Gambling Act, all games typically available in Atlantic City casinos are permitted on Trump Indiana. The riverboat casinos in Indiana are permitted to stay open 24 hours per day, 365 days per year and to extend credit and accept credit cards with no loss or wagering limits. The Indiana Gaming Commission, or the IGC, is empowered to administer, regulate and enforce the system of riverboat gaming established under the Riverboat Gambling Act and has jurisdiction and supervision over all riverboat gaming operations in Indiana, as well as all persons on riverboats where gaming operations are conducted. The IGC is empowered to regulate a wide variety of gaming and non-gaming related activities, including the licensing of suppliers to, and employees at, riverboat gaming operations and to approve the form of ownership and financial structure of not only riverboat owner and supplier licensees, but also their entity qualifiers and intermediary and holding companies. The IGC has adopted certain final rules and has published others in proposed or draft form which have proceeded through the review and final adoption process. The IGC also has indicated its intent to publish additional proposed rules in the future. The IGC has broad rule making power, and it is impossible to predict what effect, if any, the amendment of existing rules or the finalization of currently proposed rules might have on the operations of Trump Indiana, Inc. or THCR. The following reflects both adopted and proposed regulations. Further, the Indiana General Assembly has the power to promulgate new laws and implement amendments to the Riverboat Gambling Act, which could materially affect the operations or economic viability of the gaming industry in Indiana.

Riverboat Owner’s License. The operation of a gaming riverboat in Indiana is subject to the Riverboat Gambling Act and the administrative rules promulgated thereunder. In June 1996, the IGC granted Trump Indiana, Inc. a riverboat owner’s license, which in 2003 was renewed to June 2004. We have timely filed an application with the IGC to renew our riverboat owner’s license. Although we believe the IGC will renew the license, no assurance can be given as to such renewal or as to what license conditions, if any, may be imposed by the IGC in connection with such renewal.

Transfer of Riverboat Owner’s License. Pursuant to IGC proposed rules, an ownership interest in a riverboat owner’s license shall not be transferred unless the transfer complies with applicable rules, and no riverboat gaming operation may operate unless the appropriate licenses and approvals are obtained from the IGC. Under current Indiana law, a maximum of 10 riverboat owner’s licenses may be in effect at any given time. In 2003, the State of Indiana passed legislation that allows a person or entity to own up to 100% in no more than two riverboat licenses. Previously, a person or entity could simultaneously own up to 100% in one riverboat owner’s license and no more than 10% in a second riverboat owner’s license.

A riverboat owner’s licensee must possess a level of skill, experience, or knowledge necessary to conduct a riverboat gaming operation that will have a positive economic impact on the host site, as well as the entire state of Indiana. Additional representative, but not exclusive, qualification criteria with respect to the holder of a riverboat owner’s license include character, reputation, financial integrity, the facilities or proposed facilities for the conduct of riverboat gaming including related non-gaming projects such as hotel development, and the good faith affirmative action plan to recruit, train and upgrade minorities and women in all employment classifications. The IGC shall require persons holding riverboat owner’s licenses to adopt policies concerning the preferential hiring of residents of the city in which the riverboat docks for riverboat jobs. The IGC has broad discretion in regard to the issuance, renewal, revocation and suspension of licenses and approvals, and the IGC is empowered to regulate a wide variety of gaming and non-gaming related activities, including the licensing of suppliers to, and employees at, riverboat gaming operations, and to approve the form of ownership and financial structure of not only riverboat owner and supplier licensees, but also their subsidiaries and affiliates.

A riverboat owner’s licensee or any other person may not lease, hypothecate, borrow money against or loan money against a riverboat owner’s license. An ownership interest in a riverboat owner’s license may only be transferred in accordance with the regulations promulgated under the Riverboat Gambling Act. An applicant for the approval of a transfer of a riverboat owner’s license must comply with application procedures prescribed by the IGC, present evidence that it meets or possesses the standards, qualifications and other criteria under Indiana gaming laws, that it meets all requirements for a riverboat owner’s license, and that it pay an investigative fee in the amount of $50,000 with the application. If the IGC denies the application to transfer an ownership interest, it shall issue notice of denial to the applicant, and, unless specifically stated to the contrary, a notice of denial of an application for transfer shall not constitute a finding that the applicant is not suitable for licensure. A person who is served with notice of denial under this rule may request an administrative hearing.

Control Persons and Operational Matters. The IGC has implemented strict regulations with respect to the suitability of the riverboat owner’s licensee, their key personnel and their employees similar to the regulations and precedent of the CCC. The IGC utilizes a “class-based” licensing structure that subjects all individuals associated with Trump Indiana, Inc. to varying degrees of background investigations. Likewise, comprehensive security measures, including video surveillance by both random and fixed cameras, are required in the casino and money counting areas. Additionally, the IGC has delineated procedures for the reconciliation of the daily revenues and tax remittance to the state as further detailed below.

Tax. Under Indiana gaming law, a tax is imposed on admissions to gaming excursions. In June 2002, the Indiana legislature enacted legislation which changed the admissions tax rate from $3.00 per person per cruise to $3.00 per person. This admission tax is imposed upon the riverboat owner’s licensee conducting the gaming excursion on a per-person basis without regard to the actual fee paid by the person using the ticket, with the exception that no tax shall be paid by admittees who are actual and necessary officials, employees of the licensee or other persons actually working on the riverboat. The IGC may suspend or revoke the license of a riverboat owner’s licensee that does not submit the payment or the tax return form regarding admission tax within the required time established by the IGC. Since Trump Indiana shares its berthing site with Majestic Star, the IGC authorized us to operate a joint turnstile. Trump Indiana and Majestic Star are each responsible to pay one-half of the admissions tax owed for guests using the joint turnstile.

A tax is imposed on the adjusted gross receipts received from gaming authorized under the Riverboat Gambling Act. Effective July 1, 2002, legislation increased the tax rate from 20.0% to 22.5%. Adjusted gross receipts is defined as the total of all cash and property (including checks received by a licensee), whether collected or not, received by a licensee from gaming operations less the total of all cash paid out as winnings to patrons including a provision for uncollectible gaming receivables as is further set forth in the Riverboat Gambling Act. In July 2003, the State of Indiana assessed a retroactive tax on Indiana riverboat gaming revenues for the period from July 1, 2002 to June 30, 2003. Trump Indiana, Inc. recorded $1.9 million in 2003 for this retroactive adjustment.

Pursuant to the legislation passed in June 2002, casinos are permitted to convert to dockside operations. If a casino elects to become a dockside operation, the gaming tax structure changes from a flat rate of 22.5% to a graduated scale as follows:

•	15% on gaming revenue from $0 to $25 million based on the state’s fiscal year (July 1-June 30);

•	20% on gaming revenue over $25 million but less than $50 million;

•	25% on gaming revenue over $50 million but less than $75 million;

•	30% on gaming revenue over $75 million but less than $150 million; and

•	35% on gaming revenue over $150 million.

All riverboat casinos in Indiana, including Trump Indiana, converted their operations from cruising to dockside in August 2002.

The impact of the increase in the gaming tax rate in Indiana was partially mitigated by a change in the methodology for determining the amount of admission tax payable by gaming patrons, which changes from charging the tax per patron per cruise to a single per admission charge per patron.

The legislation passed in June 2002 also created the Indiana Department of Gaming Research and each riverboat and racetrack is required to pay a $25,000 yearly fee to fund this department.

In addition to the Indiana tax requirements, a similar payment on adjusted gross receipts is payable to the City of Gary at a rate of 4.0% pursuant to the Development Agreement.

Restricted Transactions. Under proposed IGC rules, no riverboat owner’s licensee or riverboat license applicant may enter into or perform any contract or transaction in which it transfers or receives consideration which is not commercially reasonable or which does not reflect the fair market value of the goods or services rendered or received as determined at the time the contract is executed. Any contract entered into by a riverboat licensee or riverboat license applicant that exceeds the total dollar amount of $50,000 shall be a written contract. A riverboat license applicant means an applicant for a riverboat owner’s license that has been issued a certificate of suitability.

Pursuant to IGC’s proposed rules, riverboat licensees and riverboat license applicants must submit an internal control procedure regarding purchasing transactions which must contain provisions regarding ethical standards, compliance with state and federal laws, and prohibitions on the acceptance of gifts and gratuities by purchasing and contracting personnel from suppliers of goods or services. The proposed rules also require any riverboat licensee or applicant to submit any contract, transaction, or series of transactions greater than $500,000 in any 12-month period to the IGC within 10 days of the execution, and to submit a summary of all contracts or transactions greater than $50,000 in any 12-month period on a quarterly basis. The proposed rules provide that contracts submitted to the IGC are not submitted for approval by the IGC, but grant the IGC authority to cancel or terminate any contract not in compliance with Indiana law and the IGC rules.

A riverboat licensee or affiliate may not enter into a debt transaction in excess of $1 million without the prior approval of the IGC. A debt transaction is any transaction that will result in the encumbrance of assets. Unless waived, approval of debt transactions requires consideration by the IGC at two business meetings.

Finance. Pursuant to IGC rules, any person (other than an institutional investor) acquiring 5.0% or more of any class of voting securities of a publicly-traded corporation that owns a riverboat owner’s license or 5.0% or more of the beneficial interest in a riverboat licensee, directly or indirectly, through any class of the voting securities of any holding or intermediary company of a riverboat licensee shall apply to the IGC for a finding of suitability within 45 days after acquiring the securities. Each institutional investor who, individually or in association with others, acquires, directly or indirectly, 5.0% or more of any class of voting securities of a publicly-traded corporation that owns a riverboat owner’s license or 5.0% or more of the beneficial interest in a riverboat licensee through any class of the voting securities of any holding or intermediary company of a riverboat licensee shall notify the IGC within 10 days after the institutional investor acquires the securities and shall provide additional information and may be subject to a finding of suitability as required by the IGC.

Under IGC rules, an institutional investor who would otherwise be subject to a suitability finding shall, within 45 days after acquiring the interests, submit the following information: (i) a description of the institutional investor’s business and a statement as to why the institutional investor satisfies the definitional requirements of an institutional investor under Indiana gaming rule requirements; (ii) a certification made under oath that the voting securities were acquired and are held for investment purposes only and were acquired and are held in the ordinary course of business as an institutional investor; (iii) the name, address, telephone number and the social security number or federal tax identification number of each person who has the power to direct or control the institutional investor’s exercise of its voting rights as a holder of voting securities of the riverboat licensee; (iv) the name of each person who beneficially owns 5.0% or more of the institutional investor’s voting securities or equivalent; (v) a list of the institutional investor’s affiliates; (vi) a list of all securities of the riverboat licensee that are or were beneficially owned by the institutional investor or its affiliates within the preceding one year; (vii) a disclosure of all criminal and regulatory sanctions imposed during the preceding 10 years; (viii) a copy of any filing made under 16 U.S.C. Section 18(a); and (ix) any other additional information the IGC may request to ensure compliance with Indiana gaming laws.

Each institutional investor who, individually or in association with others, acquires, directly or indirectly, the beneficial ownership of 15.0% or more of any class of voting securities of a publicly-traded corporation that owns a riverboat owner’s license or 15.0% or more of the beneficial interest in a riverboat licensee through any class of voting securities of any holding company or intermediary company of a riverboat licensee shall apply to the IGC for a finding of suitability within 45 days after acquiring the securities.

Under IGC rules, an institutional investor means any of the following: (i) a retirement fund administered by a public agency for the exclusive benefit of federal, state, or local public employees; (ii) an investment company registered under the Investment Company Act of 1940, as amended; (iii) a collective investment trust organized by banks under Part 9 of the Rules of the Comptroller of the Currency; (iv) a closed end investment trust; (v) a chartered or licensed life insurance company or property and casualty insurance company; (vi) a banking, chartered or licensed lending institution; (vii) an investment adviser registered under the Investment Advisers Act of 1940, as amended; and (viii) any other entity the IGC determines constitutes an institutional investor. The IGC may in the future promulgate regulations with respect to the qualification of other financial backers, mortgagees, bond holders, holders of indentures, or other financial contributors.

Minority and Women Business Participation. The Riverboat Gambling Act places special emphasis on minority and women business enterprise participation in the riverboat industry. Riverboat licensees must establish goals of expending 10% of the total dollars spent on the majority of goods and services with minority business enterprises and 5% with women business enterprises. Riverboat licensees may be subject to a disciplinary action for failure to meet the minority and women business enterprise expenditure goals.

Indiana Gaming Commission Action. All licensees subject to the jurisdiction of the IGC have a continuing duty to maintain suitability for licensure. The IGC may initiate an investigation or disciplinary action or both against a licensee whom the commission has reason to believe is not maintaining suitability for licensure, is not complying with licensure conditions, and/or is not complying with Indiana gaming laws or regulations. The IGC may suspend, revoke, restrict, or place conditions on the license of a licensee; require the removal of a licensee or an employee of a licensee; impose a civil penalty or take any other action deemed necessary by the IGC to insure compliance with Indiana gaming laws.

Indian Gaming Regulations

General. We and the Tribe are subject to federal, tribal and certain state laws applicable to commercial relationships with Indian tribes, Indian gaming and the management and financing of Indian casinos. In addition, our gaming operations are regulated by federal and certain state laws applicable to the gaming industry and to the distribution of gaming equipment. The following description of the regulatory environment is only a summary and not a complete recitation of all applicable law. Moreover, since this gaming regulatory environment is particularly susceptible to interpretation and change as the result of public policy considerations, it is impossible to predict how certain provisions of applicable laws will be interpreted in the future or whether and how they will be modified. Unexpected interpretations of, or changes in, applicable law could have a material adverse impact on our operations.

Tribal Law and Legal Systems

Tribal Law; Applicability of State and Federal Law. Federally recognized Indian tribes are independent governments, subordinate to the United States, with sovereign powers. As sovereign entities, Indian tribes enact their own laws and maintain their own governmental systems, often including their own judicial systems. Indian tribes have the right to tax persons and enterprises conducting business on Indian lands, and also have the right to require licenses and to impose other forms of regulation and regulatory fees on persons and businesses operating on their lands.

Notwithstanding the foregoing, Indian tribes are subject to many federal laws and, under limited circumstances, to certain state laws. The U.S. Constitution entrusts the U.S. Congress with the power to promulgate laws regulating Indian affairs. While principles of federalism and sovereignty make state laws generally inapplicable to Indian tribes, Congress has the power to subject tribes to state and federal law, and to waive a tribe’s sovereign immunity as it deems necessary. Trump 29 Services’ management agreement with the Tribe includes a limited waiver of sovereign immunity whereby the Tribe consents to Trump 29 Services’ enforcement of arbitration awards in federal court or, if federal court declines to exercise jurisdiction, in the California State Courts.

Indian Gaming Regulatory Act of 1988

Regulatory Authority. The operation of all casinos and other forms of gaming on Indian lands is subject to IGRA. IGRA is administered by the NIGC, an independent agency within the U.S. Department of Interior, exercising primary federal regulatory responsibility for Indian gaming. The NIGC has the exclusive federal authority to issue regulations governing tribal gaming activities, approve tribal ordinances regulating class II and class III gaming (as described below), and approve management agreements for gaming facilities. The NIGC also has authority to conduct investigations and generally monitor tribal gaming. The NIGC is empowered to inspect and audit all Indian gaming facilities, conduct background checks on all persons associated with class II or class III Indian gaming, hold hearings, issue subpoenas, take depositions, adopt regulations and assess fees and impose civil penalties for IGRA violations. Criminal enforcement of IGRA is the exclusive responsibility of the United States Department of Justice, except to the extent such enforcement responsibility is shared with the State of California under the compacts and, with respect to crimes committed by tribal members, retained by the Tribe.

Tribal Ordinances. Under IGRA, except to the extent otherwise provided in a tribal-state gaming compact, Indian tribal governments have primary regulatory authority over class III gaming on land within a tribe’s jurisdiction. Therefore, gaming operations, and all persons engaged in gaming activities at the gaming facilities, are guided by and subject to the provisions of the Tribe’s ordinances and regulations regarding gaming. However, IGRA requires that the NIGC review tribal gaming ordinances and authorizes the NIGC to approve such ordinances only if they meet certain requirements relating to:

•	the ownership, security, personnel background, record-keeping and auditing of a tribe’s gaming enterprises;

•	the use of the revenues from such gaming operations; and

•	the protection of the environment and the public health and safety.

The Tribe adopted its tribal gaming ordinance in November 1993 and the NIGC approved the tribal gaming ordinance in April 1994.

Classes of Gaming. IGRA classifies gaming activities that Indians may conduct on their tribal lands into three categories. Class I gaming includes social games solely for prizes of minimal value or traditional forms of Indian gaming engaged in by individuals as part of, or in connection with, tribal ceremonies or celebrations. Class II gaming includes bingo, pulltabs, lotto, punch boards, tip jars, certain non-banked card games (if such games are played legally elsewhere in the state), instant bingo and certain other games similar to bingo, if those games are played at the same location in which bingo is played. Class III gaming includes all other forms of gaming, such as slot machines, video casino games (e.g., video slots, video black jack and video poker), so-called “table games” (e.g., blackjack, craps, roulette) and other commercial gaming (e.g., sports betting and pari-mutual wagering).

Only class II and class III gaming is subject to IGRA. Class I gaming is within the exclusive jurisdiction of Indian tribes. IGRA permits class II gaming on Indian lands if, among other things:

•	such gaming is not otherwise specifically prohibited on Indian lands by federal law;

•	such gaming is conducted in accordance with a tribal ordinance or resolution that has been approved by the NIGC;

•	an Indian tribe has sole proprietary interest and responsibility for the conduct of gaming; and

•	the primary management officials and key employees are tribally licensed.

IGRA permits class III gaming if the conditions applicable to class II gaming are met and such gaming is conducted in conformity with the terms of a tribal-state gaming compact (a written agreement between the tribal government and the government of the state within whose boundaries the tribe’s lands lie).

Tribal-State Gaming Compacts. IGRA requires states to negotiate in good faith with Indian tribes that seek to enter into tribal-state gaming compacts to conduct class III gaming. Such compacts may include provisions for the allocation of criminal and civil jurisdiction between the state and the Indian tribe necessary for the enforcement of applicable laws and regulations, taxation of the gaming activities by the tribe in amounts comparable to those amounts assessed by the state for comparable activities, remedies for breach of the compact, standards for the operation of gaming and maintenance of the gaming facility, including licensing, and any other subjects that are directly related to the operation of gaming activities. While the terms of these compacts vary from state-to-state, compacts within one state usually are substantially similar. Compacts usually specify the types of gaming permitted, establish technical standards for video gaming machines, set maximum and minimum machine payout percentages, entitle the state to inspect casinos, require background investigations and the licensing of casino employees and may require the tribe to pay a portion of the state’s expense for establishing and maintaining regulatory agencies. Some compacts are for set terms, while others are for an indefinite duration.

As with the other tribal-state gaming compacts in California, the Tribe’s compact with the State requires that the Tribe be subject to California’s workers’ compensation (unless the Tribe develops its own ordinances regarding workers’ compensation), labor and unemployment and disability compensation laws, federal occupational health and safety and discrimination laws, and county building and safety codes and standards. The Tribe’s compact also requires the Tribe to make reasonable provisions for adequate emergency, fire, medical and related relief and disaster services for its gaming patrons and employees, and to consider the off-reservation environmental impacts of its casino development.

In addition, under the terms of its compact, the Tribe was required to adopt a labor relations ordinance which provides that eligible employees, have, among other things, the right to self-organization, to bargain collectively through representatives of their choosing, and the right to refrain from any such activities. The labor relations ordinance also prohibits the Tribe from interfering with these rights and requires, among other things, the Tribe to provide any unions access to the facility for the purpose of organizing employees as long as that access does not interfere with normal operations.

California Constitution

On March 7, 2000, California voters approved Proposition 1A which amended the California Constitution to exempt Indian gaming in California from the constitutional provision prohibiting Nevada-style casino gaming in California. The Amendment also authorized the Governor to negotiate and execute tribal-state gaming compacts for the operation of slot machines and for the conduct of lottery games and banking and percentage card games by federally recognized Indian tribes on Indian land in California. Subsequently, California has entered into compacts with 61 tribes (including the Tribe).

Licensing and Registration Requirements of the Compact and State Regulation

In California, licensing and registration requirements for tribal financing sources are governed by the compact and by regulations adopted by the California Gambling Control Commission and the Tribal Gaming Authority.

Compact. The Tribe’s compact expires on December 31, 2020, but beginning 18 months prior to the expiration date, the Tribe may request to enter into negotiations to extend its respective compact or enter into a new compact. The Tribe’s compact will automatically be extended until June 30, 2022 if the Tribe and the State have not agreed to extend the expiration date or have not entered into a new compact. The Tribe’s compact requires that any person who directly or indirectly extends financing to the Tribe’s gaming facility or gaming operation must be licensed as a “financial source” by the Tribal Gaming Authority. However, as permitted by the compact, the Tribal Gaming Authority has by ordinance exempted federally and state regulated banks, savings and loan associations and other federally and state regulated lending institutions, as well as persons who hold less than 10.0% of notes issued by the Tribe or a related entity. For an applicant who is a non-exempted business entity, these licensing provisions also apply to the entity’s officers, directors, principal management employees, owners (if an unincorporated entity), partners and greater than 10.0% shareholders. Under the compact, a permanent license cannot be issued unless the Tribal Gaming Authority has conducted an investigation as to the suitability of the applicant. Any application for a gaming license may be denied, and any license issued may be revoked, if the Tribal Gaming Authority determines the applicant to be unsuitable or otherwise unqualified for a gaming license. Each license is subject to review for compliance at least every two years.

Prior to receiving a license, an applicant must apply to the California Gambling Control Commission for a determination of suitability. The California Department of Justice, Division of Gambling Control will then conduct an investigation of the applicant following the guidelines set forth in the California Gambling Control Act and will provide its suitability recommendation to the California Gambling Control Commission. If the Tribal Gaming Authority receives notice that the Commission has determined that a person is unsuitable, the compact requires that the Tribal Gaming Authority revoke any license it has issued to such person.

The compact states that any agreement between the Tribe and a financial source terminates upon revocation or non-renewal of the financial source’s license because of a determination of unsuitability by the California Gambling Control Commission. Upon such a termination, the Tribe’s only liability is for the bona fide repayment of all outstanding sums (exclusive of interest) owed as of the termination date, exclusive of unpaid accrued interest.

Further, the Tribe is not permitted to enter into, or continue to make payments under, any financing agreement with anyone whose application to the California Gambling Control Commission for a determination of suitability has been denied or has expired without renewal.

Possible Changes in Federal Law

Several bills have been introduced in Congress that would amend IGRA. While there have been a number of technical amendments to IGRA, to date there have been no material changes. Any amendment of IGRA could change the governmental structure and requirements within which the Tribe could conduct gaming.

Other Laws and Regulations

Clean Water Regulations

Operation of Trump Indiana must be in compliance with applicable state and federal environmental requirements, including the Federal Water Pollution Control Act, the Oil Pollution Act of 1990, the Refuse Act and the Comprehensive Environmental Response, Compensation and Liability Act, as amended.

The Federal Water Pollution Control Act, the Oil Pollution Act of 1990, the Refuse Act and the Comprehensive Environmental Response, Compensation and Liability Act establish an extensive regulatory and liability regime for the protection and cleanup of the environment from oil spills and releases of hazardous substances and other pollutants, and affect all owners and operators whose vessels operate in United States waters, which include the Great Lakes. The Oil Pollution Act of 1990 requires vessel owners and operators to establish and maintain with the U.S. Coast Guard evidence of financial responsibility sufficient to meet their potential liabilities under the act. U.S. Coast Guard regulations also implement the financial responsibility requirements of the Comprehensive Environmental Response, Compensation and Liability Act by requiring evidence of financial responsibility, in addition to any required under the Oil Pollution Act of 1990. THCR and Trump Indiana, Inc. have obtained insurance coverage and a Certificate of Financial Responsibility as required by the Oil Pollution Act of 1990 and the Comprehensive Environmental Response, Compensation and Liability Act. However, in the case of a catastrophic spill or a spill in a sensitive environment, there can be no assurance that such occurrence would not result in liability in excess of the insurance coverage.

Treasury Regulations

The United States Department of the Treasury has adopted regulations pursuant to which a casino is required to file a report of each deposit, withdrawal, exchange of currency, gambling tokens or chips, or other payments or transfers by, through or to such casino which involves a transaction in currency of more than $10,000 per patron, per gaming day. Such reports are required to be made on forms prescribed by the Secretary of the Treasury and are filed with the Commissioner of the Internal Revenue Service. In addition, THCR is required to maintain detailed records (including the names, addresses, social security numbers and other information with respect to its gaming customers) dealing with, among other items, the deposit and withdrawal of funds and the maintenance of a line of credit.

In the past, the Internal Revenue Service had taken the position that winnings from table games by nonresident aliens were subject to a 30.0% withholding tax. The Internal Revenue Service, however, subsequently adopted a practice of not collecting such tax. Recently enacted legislation exempts from withholding tax table game winnings by nonresident aliens, unless the Secretary of the Treasury determines by regulation that such collections have become administratively feasible.

The TCH Properties have adopted the following internal control procedures to increase compliance with these Treasury regulations: (i) computer exception reporting; (ii) establishment of a committee to review currency transaction report transactions and reporting which consists of executives from the Casino Operations, Marketing and Administration Departments; (iii) internal audit testing of compliance with the Treasury regulations; (iv) training for all new and existing employees in compliance with the Treasury regulations; and (v) a disciplinary program for employee violations of the policy.

Other Regulations

Trump Indiana is located near protected wetlands which are subject to obligations or liabilities in connection with wetlands mitigation or protection.

We are subject to other federal, state and local regulations and, on a periodic basis, must obtain various licenses and permits, including those required to sell alcoholic beverages. We believe all required licenses and permits necessary to conduct our business have been obtained for operations in the States of New Jersey and Indiana.

We expect to be subject to similar rigorous regulatory standards in each other jurisdiction in which it seeks to conduct gaming operations. There can be no assurance that regulations adopted, permits required or taxes imposed by other jurisdictions will permit profitable operations by us in those jurisdictions.

In addition, the Federal Merchant Marine Act of 1936 and the Federal Shipping Act of 1916 and the applicable regulations thereunder require, among other things, that 75.0% of the outstanding stock and voting power of any entity owning or operating a vessel in the United States coastwise trade, which includes the Great Lakes, must be beneficially owned and controlled by citizens of the United States, as defined therein. During any period when more than 25.0% of the outstanding capital stock and voting power of TCH is owned and controlled by persons who are not citizens of the United States, the vessel would be ineligible to operate in the Great Lakes, which could adversely affect our business, financial condition and results of operations.

Employees and Labor Relations

The table below sets forth the approximate number of our full-time equivalent employees working at each of the TCH Properties and Trump 29 as of December 31, 2003:

Property:	Number of Full-Time Equivalent Employees:
Trump Marina	2,000
Trump Indiana	864
Trump 29	—

Total	2,864

Certain of our casino hotel employees are subject to collective bargaining agreements. Approximately 525 full-time equivalent employees of Marina Associates are covered by a collective bargaining agreement with Local 54, H.E.R.E.I.U., AFL-CIO, (Hotel Employees and Restaurant Employees union), which will expire on September 15, 2004. Marina Associates, along with Taj Associates and Trump Plaza Associates, expect to commence joint negotiations with the union to renew the agreement in July 2004. We believe that we have a good relationship with our employees. In addition, certain of our executives and employees provide services, from time-to-time and as requested, to one or more of our casino properties pursuant to the Casino Services Agreement described herein. See “Business; Certain Agreements; Casino Services Agreement.”

Also, certain of our employees are required to be licensed by, or registered with the CCC, and/or the IGC, depending upon the nature of their employment. Casino employees are subject to more stringent licensing requirements than non-casino employees, and are required to meet applicable standards pertaining to such matters as financial responsibility, good character, ability, casino training, experience and in-state residency. These regulations have resulted in significant competition for eligible employees.

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

Inflation

There was no significant impact on operations as a result of inflation during 2001, 2002 and 2003.

ITEM 2.	PROPERTIES.

Please see “Item 1. Business” for a brief description of the location and general character of each of the TCH Properties. Substantially all of the real and personal property (other than cash) of each of the TCH Properties, including their respective hotel and casino facilities and the parcels of land on which they are situated, secures indebtedness for borrowed money. Each of the TCH Properties has financed or leased and, from time to time, will finance or lease its acquisition of furniture, fixtures and equipment. The lien in favor of any such lender or lessor may be superior to the liens securing their indebtedness. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations; Financial Condition - Summary of Company’s Public Indebtedness.”

Also, each of the TCH Properties leases space to various retailers in their respective facilities.

Trump Marina

Through Marina Associates we own Trump Marina’s hotel and casino facility and the 14.7 acre triangular-shaped parcel of land on which it is situated. Marina Associates also owns an employee parking lot located on Route 30, approximately two miles from Trump Marina, which can accommodate approximately 1,000 cars.

Trump Indiana

Through Trump Indiana, Inc., we own Trump Indiana’s 280 foot riverboat vessel. Pursuant to Trump Indiana, Inc.’s and Majestic Star’s joint venture, BHR owns, develops and operates all common land-based and waterside operations in support of Trump Indiana, Inc.’s and Majestic Star’s separate riverboat casinos at Buffington Harbor, including a 40,000 square foot pavilion. Also, through BHPA, a joint venture between Trump Indiana, Inc. and an affiliate of Majestic Star, Trump Indiana, Inc. and the affiliate of Majestic Star each lease the Indiana Parking Garage, completed in the second quarter of 2002. See “Business; Certain Agreements; Buffington Harbor Joint Venture.”

ITEM 3.	LEGAL PROCEEDINGS.

Currently and from time to time, TCH and certain of its employees are involved in various legal proceedings incidental to TCH’s business. While any proceeding or litigation has an element of uncertainty, management believes that the final outcomes of these matters are not likely to have a material adverse effect on our results of operations or financial condition. In general, we have agreed to indemnify such persons, and our directors, against any and all losses, claims, damages, expenses (including reasonable costs, disbursements and counsel fees) and liabilities (including amounts paid or incurred in satisfaction of settlements, judgments, fines and penalties) incurred by them in said legal proceedings absent a showing of such persons’ gross negligence or malfeasance.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote, either through the solicitation of proxies or otherwise, to our security holders during the fourth quarter of 2003.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

THCR Holdings has beneficially owned 100% of the limited liability company interests of TCH since its formation. There is no established public trading market for the equity securities of TCH.

TCH has beneficially owned 100% of the outstanding common stock of TCF since its formation. There is no established public trading market for TCF’s common stock.

ITEM 6.	SELECTED FINANCIAL DATA.

The following table sets forth certain historical consolidated financial information of TCH for the years ended December 31, 1999, 2000, 2001, 2002 and 2003. All financial information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the consolidated financial statements and the related notes thereto included elsewhere in this Form 10-K.

	Years Ended December 31,
	1999	2000	2001	2002	2003
	(in thousands)
Income Statement Data
Gross revenue	$477,721	$456,788	$459,685	$483,126	$466,112
Less-promotional allowances	98,063	88,867	85,863	86,165	83,345

Net revenues	379,658	367,921	373,822	396,961	382,767

Costs and Expenses:
Gaming	200,011	190,377	189,712	190,455	190,922
Other	22,011	21,559	20,316	21,102	21,001
General & administrative	99,579	100,265	94,551	99,544	100,442
Debt renegotiation costs	—	—	—	1,629	401
Depreciation and amortization	24,407	25,149	24,137	27,606	29,823

Total Costs and Expenses	346,008	337,350	328,716	340,336	342,589

Income from operations	33,650	30,571	45,106	56,625	40,178
Interest income	1,397	2,075	1,382	867	735
Interest expense	(61,225)	(62,450)	(65,685)	(70,728)	(72,188)
Gain of debt retirement, net (a)	—	—	—	—	7,931
Other nonoperating income (expense)	(1,917)	(218)	100	1,219	(20)

Loss before equity in loss from joint venture and income taxes	(28,095)	(30,022)	(19,097)	(12,017)	(23,364)
Equity in loss from joint venture	(3,008)	(3,134)	(2,808)	(2,448)	(2,396)
Provision for income taxes	—	—	(150)	(1,200)	(1,375)

Net loss	$(31,103)	$(33,156)	$(22,055)	$(15,665)	$(27,135)

	As of December 31,
	1999	2000	2001	2002	2003
	(in thousands)
Balance Sheet Data
Cash and cash equivalents	$28,335	$27,662	$39,091	$33,917	$34,817

Property and equipment, net	537,286	524,234	520,447	517,854	508,166

Total assets	645,841	638,895	649,666	628,064	633,160

Total long-term debt, net of current maturities	407,502	414,504	464,493	487,242	479,680

Total capital	$108,409	$82,985	$61,008	$45,853	$80,305

(a)	The gain on debt refinancing for the year ended December 31, 2003 includes the net gain on the retirement of Castle Funding’s Mortgage Notes and PIK Notes, the settlement of Trump Indiana’s interest rate swap and the write-off of unamortized loan costs in connection with the TCH Notes Offering on March 25, 2003.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This section contains forward-looking statements that involve risks and uncertainties, many of which are beyond our ability to control or predict. Our actual results may differ substantially from the results discussed in the forward-looking statements. The following discussion should be read in conjunction with the Consolidated Financial Statements of the Company and the related notes thereto. Terms not defined herein shall have the meanings ascribed to them elsewhere in the Form 10-K. The following constitute cautionary statements under the Private Securities Litigation Reform Act of 1995.

General

Factors That May Affect Our Future Results

We have substantial indebtedness and interest expense which limit our capital expenditures.

TCH has substantial indebtedness and associated interest expense. At December 31, 2003, our consolidated long-term debt was approximately $510.3 million. The TCH Notes are guaranteed by Marina Associates, Trump Indiana, Inc. and Trump 29 Services and are secured by substantially all of the fixed and other assets of such entities on a priority basis. Management believes that this indebtedness and associated interest expense hinders the Company’s ability to reinvest in the maintenance of its owned properties at desired levels. See the “Report of Independent Auditors.”

The rate of interest payable on the TCH Notes will increase on March 15, 2004, thereby increasing TCH’s interest expense.

The interest rate on the TCH Notes will increase by 0.5% per annum if TCH’s First Priority Leverage Ratio for any fiscal year, commencing with the year ended December 31, 2003, exceeds 4.8 to 1.0, and by 1.0% per annum if the First Priority Leverage Ratio exceeds 5.3 to 1.0. The First Priority Leverage Ratio for the year ended December 31, 2003 resulted in an increase in the interest rates on the TCH Notes of 1.0%. Such increase is effective from and after March 15, 2004 to March 14, 2005, at which point the rates of interest payable on the TCH Notes would be restored to their original levels, unless the First Priority Leverage Ratio computation for fiscal 2004 results in an increase. The estimated impact on interest expense for such period will be approximately $4,900,000. This will further constrain the ability of TCH to improve its properties, particularly Trump Marina in the intensely competitive marina district of Atlantic City.

THCR, our parent, is pursuing the Potential Recapitalization which is intended to reduce debt and provide capital, the completion of which cannot be assured.

Recently, THCR announced the Potential Recapitalization to attempt to reduce the high levels of indebtedness and interest expense of its subsidiaries, including TCH, and infuse equity capital into THCR and its subsidiaries. See “Business; Recent Events.”

The Potential Recapitalization depends upon the occurrence of several events, including:

•	a restructuring of the TCH Notes and the TACA Notes that would reduce their face value, either through in or out of court proceedings;

•	reaching definitive agreement with THCR and Mr. Trump concerning the specific terms of DLJMB’s investment, including: (i) whether its investment is made directly in THCR or in a subsidiary of THCR; (ii) the price (which may be, or be the equivalent of, or more or less than, the market prices for THCR common stock now or at the date of the definitive agreement); (iii) the amount and percentage ownership to be acquired by DLJMB (although its investment would represent more than a majority in all scenarios discussed to date); (iv) the terms of corporate governance post-investment; (v) the potential resale of its investment; and (vi) the terms of the THCR’s continued use of the ‘Trump” name and marks, and of Mr. Trump’s continued service as Chairman (in exchange for which Mr. Trump is expected to receive additional equity and/or other consideration); and

•	receiving appropriate gaming regulatory approvals.

Whether or not the Potential Recapitalization will progress will depend on whether the Special Committee, DLJMB, key holders of the Notes and Mr. Trump are able to agree on the definitive terms of the recapitalization that, once agreed to, would then be proposed for regulatory and other required consents and approvals. There is no assurance any such agreement will be reached, or that if it is reached, that all necessary consents and approvals will be obtained.

The Company and DLJMB have proposed certain key terms of the Potential Recapitalization to the Noteholder Committee which may be different than the terms of a consummated recapitalization plan, if any.

Certain Possible Consequences of the Potential Recapitalization

If the parties can agree on the terms of a Potential Recapitalization, they will likely seek to implement it through a series of steps, any one of which may not be successful, including the restructuring of the Notes which may, given the number of holders of the Notes, be effected through a court approved plan of reorganization. In any such proceeding, THCR anticipates that its trade creditors would be paid in full. There is no assurance that any such plan would be approved by the requisite vote of stakeholders. It is also possible that, if a THCR sponsored plan is not agreed upon, bondholders may propose any number of alternative plans, some of which may involve Noteholders seeking to foreclose on their collateral. Pursuant to any plan, Noteholders may receive new notes, cash, other property, equity securities, or a combination of any of these. Any such new notes may be secured or unsecured, senior or subordinated, and have payment and other terms substantially different from the TCH Notes, or the TACA Notes, as the case may be.

If the Potential Recapitalization is approved and implemented, it should result in a substantial deleveraging of THCR and its subsidiaries and reduction in its and their debt service. If the plan is approved and implemented, the holders of common stock of THCR prior to the transaction, including Mr. Trump (on account of his existing shares), are likely to have their existing interests substantially diluted, and the value of that interest may be less than now. Further, DLJMB will own a majority equity interest in THCR (likely at the THCR or THCR Holdings level), and will be in a position to control THCR and its subsidiaries, including TCH, subject to agreed upon contractual limitations, if any.

Even if the plan is approved and implemented, and facilitates the desired expansion and development of THCR’s properties, the change may not lead to the hoped for increase in the volume and profitability of THCR’s business.

Alternatives to the Potential Recapitalization

If the Potential Recapitalization or other recapitalization plan is not consummated, THCR will continue to consider alternatives to optimize stakeholder return, reduce its consolidated indebtedness and improve its capital structure, including the alternatives described above and others. There is no assurance that any such alternatives will be achieved.

Our ability to raise capital through refinancing is subject to a variety of risks and uncertainties.

If the Potential Recapitalization is not consummated, the ability of TCH to pay the principal amount of its public debt at maturity (whether scheduled or by acceleration thereof) is primarily dependent upon their ability to obtain refinancing. There is no assurance that the general state of the economy, the status of the capital markets generally, or the receptiveness of the capital markets to the gaming industry or to TCH and its subsidiaries will be conducive to refinancing debt at any given time or on more favorable terms. On February 12, 2004, the date of announcement of the Potential Recapitalization, Moody’s and Standard and Poor’s downgraded the debt ratings of the TCH Notes. These rating downgrades and any future rating downgrades could impair TCH’s ability to raise debt financing for any purpose if it determined to do so.

Restrictions contained in the indentures governing our public indebtedness may impose limits on our ability to pursue certain business strategies.

The indentures governing the TCH Notes contain operating and financial restrictions that limit our discretion on various business matters. These restrictions include covenants limiting our ability to:

•	incur additional debt (with certain limited exceptions) without satisfying certain financial ratios that TCH cannot currently meet;

•	grant liens;

•	make capital expenditures;

•	make investments without satisfying certain financial ratios that TCH cannot currently meet;

•	sell assets without making an offer to purchase TCH Notes;

•	merge or consolidate with another company;

•	pay dividends and other distributions;

•	issue stock of subsidiaries; and

•	enter into transactions with affiliates.

These restrictions may severely restrict our flexibility in planning for, or reacting to, changes in our business and the gaming industry. This reduced flexibility could hurt our results of operations and our ability to meet our debt service obligations with respect to our indebtedness.

The Borgata has adversely affected us and may continue to do so in the long term.

In July 2003, the Borgata, opened in the Marina District. The Borgata has approximately 2,000 rooms and suites, an approximate 135,000 square-foot casino, restaurants, retail shops, a spa and pool and entertainment venues. Since its opening, the Borgata has not grown the Atlantic City market to the extent as had been originally anticipated and, along with a sluggish economy and adverse weather conditions, has adversely affected the results of Trump Marina, compared to the same period in the prior year. Borgata’s effect, however, may be temporary and attributable to the desire of gaming patrons to visit a new casino. It is possible, however, that its adverse effect, coupled with increased competition in the region generally, will be long term. While we believe that the opening of the Borgata will attract additional visitors to Atlantic City in the long term, especially to the Marina District where Trump Marina is situated, it is possible that the Borgata could have an adverse effect on the long-term business and operations of Trump Marina and impair our ability to service the TCH Notes. Also, the Borgata has recently announced its intention to expand its casino gaming square footage. To the extent that Trump Marina does not have the financial resources to make capital expenditures to improve its property, this adverse effect could be more acute. See “Financial Condition; Liquidity and Capital Resources.”

New York has enacted gaming legislation which may harm us, and other states may do so in the future. We do not know how these initiatives will affect us.

In October 2001, the New York State legislature passed extensive legislation that could adversely affect us. The legislation permits three new casinos in western New York, one in Niagara Falls, one in Buffalo and one on land owned by the Seneca Indian Nation, all of which would be owned by the Seneca Indian Nation. The legislation also permits up to three casinos in the Catskills in Ulster and Sullivan counties, also to be owned by

Native American tribes, which could open as early as mid-2005. In addition, the legislation allows slot machines to be placed in Indian-owned casinos. VLTs could be installed at five horse racing tracks across the State of New York and, if local governments approve, at certain other tracks. On January 28, 2004, Saratoga Gaming and Raceway in upstate New York opened a gaming facility featuring approximately 1,300 VLTs and on February 18, 2004, Finger Lakes Gaming and Racetrack in upstate New York also opened a gaming facility featuring approximately 1,000 VLTs. In March 2004, New York State’s third racino at Buffalo Raceway in Hamburg opened with 990 VLTs. MGM Mirage, a major casino gaming company, has announced that it has an understanding with the NYRA to manage VLTs at the Aqueduct horseracing track in metropolitan New York, subject to certain conditions. Finally, the law provides for New York joining the Powerball lottery that operates in 26 states with large jackpots. The net effect of these facilities and other items, when operational, on Atlantic City, including Trump Marina, cannot be predicted. We believe, however, that a substantial amount of existing and potential new gaming customers could patronize such facilities instead of Atlantic City, at least occasionally.

Pennsylvania and Maryland are among the other states currently contemplating some form of gaming legislation. Legislative proposals introduced in Pennsylvania would potentially allow for a wide range of gaming activities, including riverboat gaming, slot machines at racetracks, VLTs at liquor stores and the formation of a gaming commission. Maryland’s proposed legislation would authorize VLTs at some of Maryland’s racing facilities. The results of the recent gubernatorial elections in Pennsylvania and Maryland have increased the likelihood of gaming legislation in such states. Since our market is primarily a drive-to market, legalized gaming in New York, Pennsylvania, Maryland or one or more states neighboring or within close proximity to New Jersey could have a material adverse effect on the Atlantic City gaming market overall, including Trump Marina.

A downturn in the regional economy and high energy and gasoline prices and adverse winter weather conditions could negatively impact our financial performance.

A majority of our net revenues and operating income are generated by Trump Marina. Moderate or severe economic downturns or adverse conditions in the Atlantic City and regional markets and surrounding areas may negatively affect our operations. During periods of economic contraction, our revenues may decrease while some of our costs remain fixed, resulting in decreased earnings. This is because gaming and other leisure activities we offer are discretionary expenditures and participation in such activities may decline during economic downturns because consumers have less disposable income. Even an uncertain economic outlook may adversely affect consumer spending in our gaming operations and related facilities, as consumers spend less in anticipation of a potential economic downturn. Furthermore, other uncertainties, including national and global economic conditions, terrorist attacks or other global events, could adversely affect consumer spending, increase gasoline prices and, perhaps, adversely affect our operations.

We use significant amounts of electricity, natural gas and other forms of energy. While no shortages of energy have been experienced, any substantial increases in the cost of electricity and natural gas in the United States, and specifically the Northeast, could negatively impact our operating results. The extent of any impact is subject to the magnitude and duration of the energy price increases and could be material.

Also, a majority of our patrons drive to our properties. Rising gasoline prices could reduce automobile travel and decrease the number of patrons at our properties. In addition, adverse winter weather conditions reduce automobile travel. As a result, our business, assets, financial condition and results of operations could be adversely affected by a weakening of regional economic conditions, high gasoline prices and/or adverse winter weather conditions.

We may incur losses that would not be covered by insurance and the cost of insurance has increased.

Although we maintain insurance which is customary and, we believe, appropriate for our business, we cannot assure you that insurance will be available or adequate to cover all losses and damage to which our business or our assets might be subjected. In connection with insurance renewals subsequent to September 11, 2001, the availability of insurance coverage for certain types of damages or occurrences has been diminished substantially. Consequently, we are self-insured for certain risks and levels of risk. The lack of insurance for certain types or levels of risk could expose us to significant losses in the event that an uninsured catastrophe occurred. Any uninsured losses may decrease our future operating income, require us to find replacements or repairs and reduce funds otherwise available to upgrade our property or pay expenses.

Taxation of the gaming industry, already significant, may increase in the future which would reduce our profitability.

The casino industry represents a significant source of tax revenues to the various jurisdictions in which casinos operate. We, as well as other gaming companies, are currently subject to significant state and local taxes and fees in addition to normal federal and state corporate income taxes. New Jersey taxes annual gaming revenues at the rate of 8.0% and levies an annual investment alternative tax of 2.5% on annual gaming revenue. This 2.5% obligation, however, can be satisfied by purchasing certain bonds or making certain investments in the amount of 1.25% of annual gaming revenues. In July 2002, New Jersey passed the New Jersey Business Tax Reform Act, which, among other things, suspended the use of the net operating loss carry forwards for two years and introduced a new alternative minimum assessment under the New Jersey corporate business tax based on gross receipts or gross profits, as defined. Future changes in New Jersey’s taxation of gaming companies cannot be predicted and any such changes could adversely affect our profitability.

From time to time, and as was the case in the second quarter of 2002 in Indiana, various state and federal legislators have proposed changes in tax laws that affect the gaming industry. In connection with permitting dockside gaming which we believe is advantageous, the Indiana state legislature passed legislation effective July 1, 2002 that increased the gaming tax rates in Indiana. If a casino elects to become a dockside operations, the gaming tax rate structure changes from a flat tax rate of 22.5% to a graduated scale with a maximum tax rate of 35.0%, depending on gaming revenues levels. Trump Indiana became a dockside operation in August 2002.

On July 1, 2003, the New Jersey legislature passed a law that increases the taxation of New Jersey casinos. The new law imposes a 4.25% tax on complimentaries (i.e., free rooms, food, beverages and entertainment given to patrons), an increase in the hotel tax of $3.00 per day on each occupied room, and increases the parking fee tax from $1.50 to $3.00 per car per day. In addition, each casino is charged a profits tax based on 7.5% of each casino’s 2002 adjusted net income (defined as net income plus management fees) subject to a minimum tax of $350,000. For the year ended December 31, 2003, TCH has recorded a charge to income tax expense on the statement of operations for $175,000 related to the profits tax.

Future changes in state taxation of casino gaming companies in jurisdictions in which we operate cannot be predicted, and any such changes could adversely affect our profitability.

Our success depends, in part, on the availability of qualified management and personnel and on our ability to retain such employees.

Certain of our employees are required to be licensed by, or registered with, the CCC, the IGC, and/or the NIGC, depending upon the nature of their employment. Casino employees are subject to more stringent licensing requirements than non-casino employees, and are required to meet applicable standards pertaining to such matters as financial responsibility, good character, ability, casino training, experience and in-state residency. These regulations have resulted in significant competition for eligible employees. As a result, it may be difficult to attract, retain and train qualified employees due to the competition for employees with other gaming companies in our jurisdiction and nationwide. A failure to attract or retain qualified management and personnel at all levels or the loss of our key executives could have a material adverse effect on our financial condition and results of operations.

Our right to use the “Trump” name is subject to certain limitations.

Subject to certain limitations, THCR has the exclusive royalty free world-wide right to use the “Trump” name and Mr. Trump’s likeness in connection with gaming and related activities pursuant to the Trademark License Agreement. THCR’s rights under the Trademark License Agreement are secured by a security interest in the names “Trump,” “Donald Trump” and “Donald J. Trump” and variations thereof (collectively, the Trump Names) and related intellectual property rights (collectively, the Marks) for use in connection with casino services, pursuant to a security agreement. THCR, in turn, allows TCH to use the Trump Names under various parol licenses which do not create an enforceable license in favor of these subsidiaries. If there were a default under the Trademark License Agreement or the security agreement, THCR would have rights, subject to applicable state law, to enforce the rights and remedies contained in the security agreement. THCR’s subsidiaries would not have any such rights. In the event of a foreclosure sale of the Marks, the net amount realized in such sale by THCR might not yield the full amount of damages that THCR could sustain as a result of the default. In addition, the existence of rights of others to use the Trump Names, including pursuant to any security interests in trademarks for non-gaming hotels, could adversely affect the ability of THCR to realize the benefits of the security agreement. See “Business; Certain Agreements; Trademark License Agreement.”

Gaming is a regulated industry and changes in the law could have a material adverse effect on our positions.

Gaming in New Jersey and Indiana and at Trump 29 is regulated extensively by federal and state regulatory bodies, including the CCC, the IGC, the NIGC and state and federal taxing, law enforcement and liquor control agencies. See “Business; Governmental and Gaming Regulation.” TCH and its various officers and other qualifiers have received the licenses, permits and authorizations required to operate our properties. Failure to maintain or obtain the requisite casino licenses would have a material adverse effect on us.

In June 2003, our license to operate Trump Marina was renewed by the CCC until June 2007. See “Business; Governmental and Gaming Regulations; Operating Licenses.”

In June 1996, the IGC granted Trump Indiana, Inc. a riverboat owner’s license for the ownership and operation of a gaming vessel at Buffington Harbor, which was renewed in June 2003 and expires in June 2004. Although we believe the IGC will renew the license, no assurance can be given as to such renewal or as to what license conditions, if any, may be imposed by the IGC in connection with such renewal.

Gaming at Trump 29 is regulated extensively by federal, state and tribal regulatory bodies, including the NIGC, the Bureau of Indian Affairs, the Tribal Gaming Authority and, to a lesser extent, by the California Gambling Control Commission.

If new gaming regulations are adopted by the jurisdictions in which we operate, such regulations could impose restriction or costs that could have a significant adverse effect on us. From time to time, various proposals have been introduced by the legislatures of New Jersey and Indiana that, if enacted, could adversely affect the tax, regulatory, operations or other aspects of the gaming industry and us. We cannot make assurances that legislation of this type will not be enacted in the future.

Financial Condition -

Liquidity and Capital Resources

The Company has incurred recurring operating losses, which totaled $22.1 million, $15.7 million, and $27.1 million during the years ended December 31, 2001, 2002, and 2003, respectively and has a working capital deficit of $17.4 million at December 31, 2003. The recurring operating losses are primarily the result of substantial debt service obligations on outstanding indebtedness. In 2004, the Company’s and THCR’s debt service obligation is approximately $70 million and $225 million, respectively. Additionally, the Company has experienced increased competition and other challenges in its markets. Due to these factors, THCR has not been able to reinvest in the maintenance of its owned properties at desired levels or expand its operations. Furthermore, the Company does not currently have any short-term borrowing capacity available. Although the Company anticipates that it will have sufficient funds on hand to provide for the scheduled debt service obligations on its outstanding indebtedness during 2004, there can be no assurances such funds will be available. Additionally, there can be no assurance that THCR will have funds available to provide for scheduled debt service obligations on its consolidated indebtedness and the impact, if any, on the Company if such funds were insufficient.

As a result of these factors, management has reviewed various financing alternatives. As discussed in Note 13, the Company’s parent company, THCR, announced that it has entered into an exclusivity agreement with DLJMB in connection with a proposed $400 million equity investment by DLJMB to sponsor a comprehensive recapitalization of THCR and its subsidiaries. On the same date as the announcement of the Potential Recapitalization, certain credit agencies downgraded certain of THCR’s indebtedness. The Potential Recapitalization is contingent upon a variety of factors. No assurances can be made that the Potential Recapitalization will occur or it it does occur, that it will occur on terms acceptable to THCR to allow THCR to meet its obligations as they become due. Additionally, management has implemented programs to obtain cash flow savings and will continue to attempt to implement such programs in the upcoming year if the Potential Recapitalization does not occur. These programs include labor savings through increased automation of the slot machine product on the gaming floor and the further reduction of planned capital expenditures and maintenance programs. However, there can be no assurances that these programs would be successful for any protracted period of time. Accordingly, the financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets, or the amounts and classification of liabilities that may result from the outcome of this uncertainty or the Potential Recapitalization. See “Business; Recent Events” and “Factors That May Affect Our Future Results.”

Cash flows from operating activities of the TCH Properties and the management fees generated pursuant to the Trump 29 Management Agreement are TCH’s primary source of liquidity. To a lesser extent, TCH has relied on capital lease financing for its capital resource needs. TCH’s ability to borrow funds for its liquidity needs is severely restricted by covenants in the indentures governing the TCH Notes and by its already high levels of indebtedness and related interest expense. Sources of TCH’s short-term and long-term liquidity include primarily: (i) table win, (ii) slot win, (iii) room occupancy, (iv) food and beverage sales and (v) miscellaneous items, less promotional expenses.

The TCH Properties also compete with other casino/hotels and riverboats based on the quality of customer service, the array of games offered, the attractiveness of a casino/hotel and the extent and quality of the facilities and amenities. In July 2003, the Borgata opened in Atlantic City’s marina district. The Borgata has adversely affected the revenues of Trump Marina. In addition, some of our Atlantic city competitors have recently completed substantial renovations designed to improve their competitive position. Furthermore, alternatives to casino style gambling, such as VLTs, are increasing in the northeast region of the country from which we attract most of our customers. See “Factors That May Affect Our Future Results.”

Because we have substantial indebtedness and related interest expense, we have not been able to refurbish our properties to desired levels or to pursue various capital expansion plans, such as the addition of more hotel rooms. In the recent past, we have experienced increased competition and other challenges in our markets, including increased capital spending by our competitors and increased taxes, which have contributed to our reduced operating results. For these reasons, we have explored various strategies to favorably resolve this situation for all of our constituencies, including the possible sale of some or all of our assets, a restructuring of our indebtedness through out-of-court or in-court proceedings, refinancing of indebtedness, attracting substantial new equity investment and analyzing various other restructuring and reinvestment scenarios. Recently, we announced our plans to pursue a comprehensive recapitalization plan that, if consummated, is intended to decrease our interest expense and improve our liquidity and capital resources. See “Business; Recent Events.”

Trump Casino Holdings, L.L.C.

Consolidating Capital Expenditures

(in thousands)

	Trump Marina	Trump Indiana	Total
For the Year Ended December 31, 2003
Purchase of Property & Equipment	$5,505	$1,780	$7,285
Capital Lease Additions (a)	7,842	4,825	12,667

Total Capital Expenditures	$13,347	$6,605	$19,952

For the Year Ended December 31, 2002
Purchase of Property & Equipment	$5,468	$9,910	$15,378
Capital Lease Additions (a)	8,235	107	8,342

Total Capital Expenditures	$13,703	$10,017	$23,720

(a)	Capital lease additions were principally slot machines.

Marina Associates’ capital expenditures consisted principally of purchases of slot machines, renovations and ongoing property enhancements. Approximately $14.2 million costs of hotel construction and other infrastructure improvements at Trump Indiana were applied towards satisfying the economic development commitment required in connection with the Indiana licensing process.

Summary of Our Public Indebtedness

At December 31, 2003, our debt consisted primarily of the TCH Notes. See “Business; TCH Notes Offering” for a summary of the TCH Notes. Except in connection with a public or private equity offering, the TCH Notes are not redeemable until March 15, 2007. In addition, until March 15, 2006, TCH and TCF may redeem up to 35.0% of the aggregate principal amount of the First Priority Mortgage Notes and the Second Priority Mortgage Notes with the net proceeds of one or more public of private offerings. The Second Priority Mortgage Notes are not redeemable while the First Priority Mortgage Notes are outstanding. For the twelve-month period commencing March 15, 2007, the TCH Notes are redeemable at 108.719% of their outstanding principal amount. For the twelve-month period commencing March 15, 2008, the redemption price decreases to 104.359% of the outstanding principal amount. For the twelve-month period commencing March 15, 2009, the redemption price is 100.0% of the outstanding principal amount.

If there is a “Change of Control” (as defined in the indentures) of TCH, the holders of the TCH Notes will have the right to sell the TCH Notes to TCH and TCF at 101.0% of their face amount, plus accrued interest.

The interest rate on the TCH First Priority Mortgage Notes will increase by 0.5% per annum if the First Priority Leverage Ratio for any fiscal year, commencing with the year ending December 31, 2003, exceeds 4.8 to 1.0, and by 1.0% per annum if the First Priority Leverage Ratio exceeds 5.3 to 1.0. Similarly, the rate of interest payable in cash on the Second Priority Mortgage Notes will increase by 0.5% per annum or 1.0% per annum if the First Priority Leverage Ratio for any fiscal year, commencing with the year ending December 31, 2003, exceeds 4.8 to 1.0 or 5.3 to 1.0, respectively. For these purposes, the term “First Priority Leverage Ratio” for any year is defined generally as the ratio of (a) the total outstanding principal amount of the TCH First Priority Mortgage Notes (plus other indebtedness, if any, ranking pari passu with the TCH First Priority Mortgage Notes) as of December 31, of such year to (b) the Consolidated EBITDA of TCH without duplication, the sum of consolidated net income, plus consolidated income tax expense, plus consolidated depreciation and amortization expense, plus consolidated fixed charges and non-cash charges related to regulatory write downs for the year.

The First Priority Leverage Ratio for the year ending December 31, 2003 resulted in an increase in the interest rates on the TCH Notes of 1.0%. Such increase is effective from and after March 15, 2004 to March 14, 2005, at which point the rates of interest payable on the TCH Notes would be restored to their original levels, unless the First Priority Leverage Ratio computation for fiscal 2004 results in an increase. The estimated impact on interest expense for the next year, and perhaps thereafter, will be approximately $4,900,000.

TCH’s obligation to pay additional cash interest will constrain its liquidity.

The TCH Notes are not guaranteed by THCR or by Trump AC or by any subsidiaries of Trump AC, and none of such entities is obligated to, or is in a position to, provide funds to TCH for any purpose.

Contractual Obligations and Commercial Commitments.

The following table sets forth summaries of our obligations and commitments as of December 31, 2003, to make future payments under contracts, such as debt and lease agreements and under contingent commitments.

	Payments Due by Period as of December 31, 2003
	(in thousands)
Contractual Obligations	Total	2004	2005 -2006	2007 -2008	Thereafter
Long-Term Debt	$495,996	$3,303	$851	$—	$491,842
Capital Lease Obligations (1)	14,351	6,969	7,382	—	—
Operating Leases	38,433	3,830	7,284	7,121	20,198
Interest on the TCH Notes	380,122	60,825	117,474	118,221	83,602
Other Long-Term Obligations (2)	1,812	1,812	—	—	—

Total Contractual Obligations	$930,714	$76,739	$132,991	$125,342	$595,642

(1)	Excludes interest on such obligations.

(2)	Consists primarily of minimum contractual commitments under employment agreements.

Effects of Transactions with Related and Certain Other Parties.

Affiliate party transactions are governed by the provisions of the indentures governing the TCH Notes, which provisions generally require that such transactions be on terms as favorable as would be obtainable at the time of such transaction or transactions in a comparable transaction in arm’s-length dealings with an unaffiliated party, and, with respect to a transaction or series of related transactions involving aggregate payments equal to or greater than (i) $2.0 million, require the approval of a majority of the independent directors of TCH for certain affiliated transactions; or (ii) $10.0 million requires TCH to obtain a written favorable opinion, prior to the consummation of such transaction, or transactions from an independent investment firm of national reputation attesting as to the fairness thereof to TCH from a financial point of view.

Trump and certain affiliates have engaged in certain related party transactions with respect to TCH and its subsidiaries. See “Executive Compensation; Compensation Committee Interlocks and Insider Participation” and “Certain Related Party Transactions.”

Results of Operations for the Years Ended December 31, 2002 and 2003

The following tables include selected data of Trump Marina and Trump Indiana for the years ended December 31, 2002 and 2003:

	Years Ended December 31,
	2002 Trump Marina	2003 Trump Marina	2002 Trump Indiana	2003 Trump Indiana	2002 Total TCH*	2003 Total TCH*
	(in thousands)
Revenues:
Gaming	$281,898	$258,399	$128,747	$134,851	$410,645	$393,250
Other	61,639	60,641	8,132	8,290	72,481	72,862

Gross revenues	343,537	319,040	136,879	143,141	483,126	466,112
Less promotional allowances	73,288	68,609	12,877	14,736	86,165	83,345

Net revenues	270,249	250,431	124,002	128,405	396,961	382,767

Cost and expenses:
Gaming	127,417	122,587	63,038	68,335	190,455	190,922
Other	14,976	14,532	6,126	6,469	21,102	21,001
General and administrative	70,529	66,669	27,900	36,577	99,544	100,442
Debt renegotiation costs	1,345	(47)	284	—	1,629	401
Depreciation and amortization	21,356	22,535	6,250	7,288	27,606	29,823

Total costs and expenses	235,623	226,276	103,598	118,669	340,336	342,589

Income from operations	34,626	24,155	20,404	9,736	56,625	40,178

Interest income	316	107	273	429	867	735
Interest expense	(63,574)	(52,413)	(3,951)	(7,011)	(70,728)	(72,188)
Gain on debt retirement, net	—	9,751	—	(1,820)	—	7,931
Other non-operating income (expense)	—	—	1,219	(20)	1,219	(20)

Total non-operating expense, net	(63,258)	(42,555)	(2,459)	(8,422)	(68,642)	(63,542)

Loss before income taxes and equity in loss from joint venture	(28,632)	(18,400)	17,945	1,314	(12,017)	(23,364)
Loss in joint venture	—		(2,448)	(2,396)	(2,448)	(2,396)
Provision for income taxes	(1,200)	(1,375)	—	—	(1,200)	(1,375)

Net income (loss)	$(29,832)	$(19,775)	$15,497	$(1,082)	$(15,665)	$(27,135)

*	Intercompany eliminations and expenses of Trump 29 and Trump Casino Holdings, L.L.C. are not separately shown. Trump 29 had revenues of $2.7 million and $3.9 million and income from operations of $1.6 million and $3.5 million for the years ended December 31, 2002 and 2003, respectively.

	Years Ended December 31,
	2002 Marina Associates	2003 Marina Associates	2002 Trump Indiana	2003 Trump Indiana		2002 Total TCH*	2003 Total TCH*
	(in thousands, except statistical data)
Table Game Revenue (1)	$64,155	$60,395	$21,238	$18,751		$85,393	$79,146
Increase (Decrease) from Prior Period		$(3,760)		$(2,487)			$(6,247)
Table Game Drop (2)	$377,576	$354,529	$128,232	$116,045		$505,808	$470,574
Increase (Decrease) from Prior Period		$(23,047)		$(12,187)			$(35,234)
Table Game Win Percentage (3)	17.0%	17.0%	16.6%	16.2%		16.9%	16.8%
Increase (Decrease) from Prior Period		—		(0.4	) pts.		(0.1	) pts.
Number of Tables	79	80	46	42		125	122
Increase (Decrease) from Prior Period		1		(4)			(3)
Slot Revenue (4)	$216,937	$197,424	$107,509	$115,983		$324,446	$313,407
Increase (Decrease) from Prior Period		$(19,513)		$8,474			$(11,039)
Slot Handle (5)	$2,734,775	$2,470,668	$1,398,397	$1,499,730		$4,133,172	$3,970,398
Increase (Decrease) from Prior Period		$(264,107)		$101,333		167,167	$(162,774)
Slot Win Percentage (6)	7.9%	8.0%	7.7%	7.7%		7.8%	7.9%
Increase (Decrease) from Prior Period		0.1 pts.		—			0.1 pts.
Number of Slot Machines	2,527	2,506	1,635	1,600		4,162	4,106
Increase (Decrease) from Prior Period		(21)		(35)			(56)
Other Gaming Revenue	$806	$580	$—	$117		$806	$697
Increase (Decrease) from Prior Period		$(226)		$117			$(109)
Total Gaming Revenue	$281,898	$258,399	$128,747	$134,851		$410,645	$393,250
Increase (Decrease) from Prior Period		$(23,499)		$6,104			$(17,395)
Number of Guest Rooms	728	728	300	300		1,028	1,028
Occupancy Rate	89.9%	87.5%	49.3%	53.1%		78.1%	77.4%
Average Daily Rate (Room Revenue)	$77.43	$78.11	$61.65	$56.41		$74.52	$73.76

*	Intercompany elimination and expenses of Trump 29 and Trump Casino Holdings, L.L.C. are not separately shown.

(1)	“Table Game Revenues” is defined as the total amount wagered by table patrons (the “Table Game Drop”), less the amounts paid back to such patrons by the casino for winning wagers.

(2)	“Table Game Drop” is defined as the total amount wagered by table game patrons.

(3)	“Table Win Percentage” is defined as the ratio, expressed as a percentage, of Table Games Revenues to Table Game Drop.

(4)	“Slot Revenues” is defined as the total amount wagered by slot patrons (the “Slot Handle”), less the amount paid back to slot.

(5)	“Slot Win Percentage” is defined as the ratio, expressed as a percentage, of Slot Revenues to Slot Handle.

Table game revenues decreased approximately $6,247,000 (7.3%) to $79,146,000 for the year ended December 31, 2003 from $85,393,000 for the year ended December 31, 2002. This decrease was due primarily to a $35,234,000 (7.0%) reduction in table game drop from $505,808,000 for the year ended December 31, 2002 to $470,574,000 for the year ended December 31, 2003. The decreased handle was due to two reasons: (i) the opening of the Borgata and the negative impact on Trump Marina, (ii) Trump Indiana’s decision to eliminate “high end” table player marketing efforts, along with a change in the Asian bus program in the third quarter of 2002, and the general decrease in table game play experienced throughout the industry.

Slot revenues decreased approximately $11,039,000 (3.4%) to $313,407,000 for the year ended December 31, 2003 from $324,446,000 for the year ended December 31, 2002. This decrease was due primarily to a $162,774,000 (3.9%) reduction in slot handle from $4,133,172,000 for the year ended December 31, 2002 to $3,970,398,000 for the year ended December 31, 2003. These decreases were the result of severe winter weather conditions in the Atlantic City market, adverse economic conditions, the war in Iraq, and the impact of the Borgata opening.

General and administrative costs and expenses increased by approximately $8,753,000 (10.2%) to $94,752,000 for the year ended December 31, 2003 from $85,999,000 from the year ended December 31, 2002.

This increase was primarily the result of increased property taxes ($6,300,000) due to a property tax reassessment which was completed during the fourth quarter of 2003 on the Indiana facility. Also, insurance costs increased by $1,800,000 at Trump Indiana.

General and administrative-related party costs and expenses decreased by approximately $7,855,000 (58.0%) to $5,690,000 for the year ended December 31, 2003 from $13,545,000 for the year ended December 31, 2002. This decrease is due primarily to the termination, retroactive to January 1, 2003, of Trump Marina’s service agreement with Mr. Trump and the assignment of Trump Indiana’s management services agreement from THCR Holdings to TCH in connection with the debt refinancing discussed in Note (3) to the “Condensed Consolidated Financial Statements.”

Debt renegotiation costs decreased approximately $1,228,000 (75.4%) to $401,000 for the year ended December 31, 2003 from $1,629,000 for the year ended December 31, 2002. The 2002 expenses were related to abandoned efforts to refinance the then existing long term debt of the Registrant’s subsidiaries. On May 17, 2002, those refinancing efforts were terminated.

Depreciation and amortization increased approximately $2,217,000 (8.0%) to $29,823,000 for the year ended December 31, 2003 from $27,606,000 for the year ended December 31, 2002. This increase is primarily due to depreciation associated with increased levels of slot machine purchases.

Interest expense increased approximately $12,777,000 (25.0%) to $63,913,000 for the year ended December 31, 2003 from $51,136,000 for the year ended December 31, 2002 primarily due to three reasons: (i) an additional 30 days of interest associated with the call for redemption of the Castle Mortgage Notes and the Castle PIK Notes, (ii) additional interest expense associated with the redemption of the THCR Holdings Senior Notes by TCH upon the consummation of the TCH Notes Offering and (iii) additional interest expense related to the Second Priority Mortgage Notes payable through the issuance of payable-in-kind notes.

Interest expense-related party costs decreased by approximately $11,317,000 (57.8%) to $8,275,000 for the year ended December 31, 2003 from $19,592,000 for the year ended December 31, 2002 primarily due to the redemption of the Castle PIK Notes during 2003.

In connection with the TCH Notes Offering, TCH recorded a net gain of $7,931,000 which consists of a net gain of $10,451,000 on the retirement of the Castle Mortgage Notes and the Castle PIK Notes, the settlement of Trump Indiana’s interest swap for $851,000 and the write-off of unamortized loan costs of approximately $1,669,000.

Results of Operations for the Years Ended December 31, 2001 and 2002

The following tables include selected data of Trump Marina and Trump Indiana for the years ended December 31, 2001 and 2002:

	Years Ended December 31,
	2001 Trump Marina	2002 Trump Marina	2001 Trump Indiana	2002 Trump Indiana	2001 Total TCH*	2002 Total TCH*
	(in thousands)
Revenues:
Gaming	$266,493	$281,898	$123,611	$128,747	$390,104	$410,645
Other	60,399	61,639	9,182	8,132	69,581	72,481

Gross revenues	326,892	343,537	132,793	136,879	459,685	483,126
Less promotional allowances	73,973	73,288	11,890	12,877	85,863	86,165

Net revenues	252,919	270,249	120,903	124,002	373,822	396,961

Cost and expenses:
Gaming	124,322	127,417	65,390	63,038	189,712	190,455
Other	13,726	14,976	6,590	6,126	20,316	21,102
General and administrative	66,445	70,529	28,106	27,900	94,551	99,544
Debt renegotiation costs	—	1,345	—	284	—	1,629
Depreciation and amortization	17,831	21,356	6,306	6,250	24,137	27,606

Total costs and expenses	222,324	235,623	106,392	103,598	328,716	340,336

Income from operations	30,595	34,626	14,511	20,404	45,106	56,625

Interest income	609	316	735	273	1,382	867
Interest expense	(60,056)	(63,574)	(5,349)	(3,951)	(65,685)	(70,728)
Gain on debt retirement, net	—	—	—	—	—	—
Other non-operating income expense)	—	—	100	1,219	100	1,219

Total non-operating expense, net	(59,447)	(63,258)	(4,514)	(2,459)	(64,203)	(68,642)

Loss before income taxes and equity in loss from joint venture	(28,852)	(28,632)	9,997	17,945	(19,097)	(12,017)
Loss in joint venture	—	—	(2,808)	(2,448)	(2,808)	(2,448)
Provision for income taxes	—	(1,200)	(150)	—	(150)	(1,200)

Net income (loss)	$(28,852)	$(29,832)	$7,039	$15,497	$(22,055)	$(15,665)

*	Intercompany eliminations and expenses of Trump 29 and Trump Casino Holdings, L.L.C. are not separately shown. Trump 29 had revenues of $2.7 million and income from operations of $1.6 million for the year ended December 31, 2002.

	Years Ended December 31,
	2001 Marina Associates	2002 Marina Associates	2001 Trump Indiana	2002 Trump Indiana	2001 Total TCH*	2002 Total TCH*
	(in thousands, except for statistical data)
Table Game Revenue (1)	$63,322	$64,155	$24,746	$21,238	$88,068	$85,393
Increase (Decrease) from Prior Period		$833		$(3,508)		$(2,675)
Table Game Drop (2)	$384,712	$377,576	$143,868	$128,232	$528,580	$505,808
Increase (Decrease) from Prior Period		$(7,136)		$(15,636)		$(22,772)
Table Game Win Percentage (3)	16.5%	17.0%	17.2%	16.6%	16.7%	16.9%
Increase (Decrease) from Prior Period		0.5 pts.		(0.6) pts.		0.2 pts.
Number of Tables	78	79	52	46	130	125
Increase (Decrease) from Prior Period		1		(6)		(5)

Slot Revenue (4)	$202,426	$216,937	$98,865	$107,509	$301,291	$324,446
Increase (Decrease) from Prior Period		$14,511		$8,644		$23,155
Slot Handle (5)	$2,599,560	$2,734,775	$1,366,445	$1,398,397	$3,966,005	$4,122,172
Increase (Decrease) from Prior Period		$135,215		$31,952		$167,167
Slot Win Percentage (6)	7.8%	7.9%	7.2%	7.7%	7.6%	7.8%
Increase (Decrease) from Prior Period		0.1 pts.		0.5 pts.		0.2 pts.
Number of Slot Machines	2,526	2,527	1,334	1,635	3,860	4,162
Increase (Decrease) from Prior Period		1		301		302

Other Gaming Revenue	$745	$806	$—	$—	$745	$806
Increase (Decrease) from Prior Period		$61		$—		$61

Total Gaming Revenue	$266,493	$281,898	$123,611	$128,747	$390,104	$410,645
Increase (Decrease) from Prior Period		$15,405		$5,136		$20,541

Number of Guest Rooms	728	728	300	300	1,028	1,028
Occupancy Rate	85.2%	89.9%	62.8%	49.3%	78.7%	78.1%
Average Daily Rate (Room Revenue)	$80.74	$77.43	$60.93	$61.65	$76.13	$74.52

*	Intercompany elimination and expenses of Trump 29 and Trump Casino Holdings, L.L.C. are not separately shown.

(1)	“Table Game Revenues” is defined as the total amount wagered by table patrons (the “Table Game Drop”), less the amounts paid back to such patrons by the casino for winning wagers.

(2)	“Table Game Drop” is defined as the total amount wagered by table game patrons.

(3)	“Table Win Percentage” is defined as the ratio, expressed as a percentage, of Table Games Revenues to Table Game Drop.

(4)	“Slot Revenues” is defined as the total amount wagered by slot patrons (the “Slot Handle”), less the amount paid back to slot.

(5)	“Slot Win Percentage” is defined as the ratio, expressed as a percentage, of Slot Revenues to Slot Handle.

Table games revenues decreased approximately $2,675,000 (3.0%) to $85,393,000 for the year ended December 31, 2002 from $88,068,000 for the year ended December 31, 2001. This decrease was due primarily to a combined decrease in table game drop of $22,772,000 (4.3%) to $505,808,000 for the year ended December 31, 2002 from $528,580,000 for the year ended December 31, 2001. The decreased table game drop was partially offset by the fact that our table game win percentage increased to 16.9% for the year ended December 31, 2002 as compared to 16.7% for the year ended December 31, 2001. The table game drop decrease was largely due to the following changes at Trump Indiana: the decision to eliminate “high-end” table player marketing efforts, a change in the Asian bus program in the third quarter of 2002, and the general decrease in table game play experienced throughout the industry.

Slot revenues increased approximately $23,155,000 (7.7%) to $324,446,000 for the year ended December 31, 2002 from $301,291,000 for the year ended December 31, 2001. This increase was due primarily to a combined slot handle increase of approximately $167,167,000 (4.2%). The increase in slot handle was a result of sustained marketing programs and events designed specifically for the slot customer. In addition, there was an increase in the number of slot machines in the Trump Indiana casino, new slot product, and improved marketing and customer service programs. Also, the opening of a new 2,000 space parking garage and the commencement of dockside gaming at Trump Indiana contributed to this increase.

Non-gaming revenues increased approximately $2,900,000 (4.2%) to $72,481,000 for the year ended December 31, 2002 from $69,581,000 for the year ended December 31, 2001. This increase was due primarily to management fees earned by THCR Management in 2002. Pursuant to the management agreement approved by the NIGC on April 15, 2002, THCR Management commenced operating Trump 29. The term of the management agreement is for five years. In consideration for its management services, THCR Management receives an annual fee equal to 30% of the Net Revenues (as defined in the management agreement) of Trump 29. From April 16, 2002 through December 31, 2002, THCR Management earned a fee of approximately $2,710,000.

Room costs increased by approximately $501,000 (8.7%) to $6,246,000 for the year ended December 31, 2002 from $5,745,000 for the year ended December 31, 2001. This increase was due primarily to associated costs incurred by Marina Associates related to a 27.9% increase in the number of cash rooms sold for the year ended December 31, 2002 as compared to the year ended December 31, 2001.

Food and beverage costs increased approximately $285,000 (2.0%) to $ 14,856,000 for the year ended December 31, 2002 from $14,571,000 for the year ended December 31, 2001. This increase is due primarily to costs incurred by Marina Associates related to a 6.2% increase in food and beverage cash revenues generated in 2002 as compared to 2001.

General and administrative costs and expenses increased approximately $2,381,000 (2.9%) to $85,999,000 for the year ended December 31, 2002 from $83,618,000 for the year ended December 31, 2001. This increase is due primarily to costs incurred by Trump Marina related to real estate taxes and the additional write-off of CRDA deposits, as a result of additional donations Marina Associates committed to during the year ended December 31, 2002.

General and administrative-related party increased approximately $2,612,000 (23.9%) to $13,545,000 for the year ended December 31, 2002 from $10,933,000 for the year ended December 31, 2001. This increase is due to the increases in both the Trump Indiana and Marina service agreements with Mr. Trump.

Debt renegotiation costs of $1,629,000 for the year ended December 31, 2002 were expenses related to abandoned efforts to refinance the then-existing long term debt.

Depreciation and amortization increased approximately $3,469,000 (14.4%) to $27,606,000 for the year ended December 31, 2002 from $24,137,000 for the year ended December 31, 2001, primarily due to slot machine purchases during 2001 and 2002.

Interest expense increased approximately $3,254,000 (6.8%) to $51,136,000 for the year ended December 31, 2002 from $47,882,000 for the year ended December 31, 2001. This increase was primarily due to a Trump 29 write-off of approximately $1,700,000 deferred financing fees related to a bank loan which was repaid during September 2002.

Interest expense-related party increased approximately $1,789,000 (10.1%) to $19,592,000 for the year ended December 31, 2002 from $17,803,000 for the year ended December 31, 2001. This increase is due primarily to an increase in the outstanding principal amount of the PIK Notes. THCR Holdings owned approximately 91% of the outstanding principal amount of the PIK Notes.

Other non-operating income increased approximately $1,119,000 at Trump Indiana during the year ended December 31, 2002. This increase reflects the reversal of an accrual for litigation as a result of a final judgment by the court in favor of Trump Indiana, Inc.

On July 3, 2002, the State of New Jersey passed the Business Tax Reform Act which, among other things, requires the suspension of the use of the New Jersey net operating loss carry forward for two years and the introduction of a new alternative minimum assessment amount under the New Jersey corporate business tax based on gross receipts or gross profits, as defined. The Business Tax Reform Act is retroactive to January 1, 2002. As a result of the change in the tax law, Marina Associates has recorded a charge to provision for income tax expense of $1,200,000 for each of the years ended December 31, 2002 and 2003.

Critical Accounting Policies

The preparation of our financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Management periodically evaluates its policies and the estimates and assumptions related to such policies. The TCH Properties operate in a highly regulated industry and is subject to regulations that describe and regulate operating and internal control procedures. TCH believes its most critical accounting policies and significant estimates are described below.

Revenue Recognition and Allowance for Doubtful Accounts

The majority of our revenue is from gaming activities, and the majority of such revenue is derived from cash, which by nature does not require complex estimations. We extend credit to customers on a discretionary basis to certain qualified patrons. Credit play as a percentage of total dollars wagered has been approximately 20% for the past three years. We establish credit limits based upon the particular patron’s creditworthiness, as determined by an examination of various factors including a credit check of the patron, checking the patron’s personal checking account balance, and checking the patron’s credit limits and indebtedness at other casinos. We maintain an allowance for doubtful accounts for those customers whose checks have been unable to be deposited due to non-sufficient funds. This allowance is based on a specific review of customer accounts as well as a review of the history of write-offs of returned markers. Management believes that the reserve recorded is reasonable; however, these estimates could change in the near term based on actual collection experience with each returned marker.

Long-lived Assets

Management has determined that its policy associated with TCH’s long-lived assets and the related estimates is critical to the preparation of the consolidated financial statements. TCH has a significant investment in long-lived property and equipment. Management estimates that the undiscounted future cash flows expected to result from the use of these assets exceed the current carrying value of these assets. Any adverse change to the estimate of these undiscounted cash flows could necessitate an impairment charge that would adversely affect operating results. Management estimates the useful lives for TCH’s assets based on historical experience and the estimates of assets’ commercial lives. Should the actual life of a class of assets differ from the estimated useful life, an impairment charge would be recorded. Management reviews useful lives and obsolescence and assesses commercial viability of TCH’s assets periodically.

Self-Insurance Reserves

Self-insurance reserves represent the estimated amounts of uninsured claims related to employee health medical costs, workers’ compensation, and personal injury claims that have occurred in the normal course of business. These reserves are established by management based upon specific review of open claims, with consideration of incurred but not reported claims as of the balance sheet date. The costs of the ultimate disposition of these claims may differ from these reserve numbers.

Recent Accounting Pronouncements

In July 2001, the FASB issued SAS No. 143, “Accounting for Asset Retirement Obligations.” This standard addresses the financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The standard is effective for fiscal years beginning after June 15, 2002. The effect of adoption had no impact on TCH’s financial results.

Effective January 1, 2003, we adopted FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an Interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34” (“FIN No. 45”). The interpretation requires that upon issuance of a guarantee, the entity must recognize a liability for the fair value of the obligation it assumes under that guarantee. In addition, FIN 45 requires disclosure about the guarantees that an entity has issued, including roll-forward of the entity’s product warranty liabilities. This interpretation is intended to improve the comparability of financial reporting by requiring identical accounting for guarantees issued with separately identified consideration and guarantees issued without separately identified consideration. The effect of adoption has no material impact on our consolidated financial position, consolidated results of operations, or liquidity.

In January 2003, the FASB issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities, an interpretation of ARB 51”. The primary objectives of this interpretation are to provide guidance on the identification of entities for which control is achieved through means other than through voting rights (“variable interest entities”) and how to determine when and which business enterprise (the “primary beneficiary”) should consolidate the variable interest entity. This new model for consolidation applies to an entity in which either (i) the equity investors (if any) do not have a controlling financial interest; or (ii) the equity investment at risk is insufficient to finance that entity’s activities without receiving additional subordinated financial support from other parties. In addition, FIN 46 requires that the primary beneficiary, as well as all other enterprises with a significant variable interest in a variable interest entity, make additional disclosures. Certain disclosure requirements of FIN 46 were effective for financial statements issued after January 31, 2003. In December 2003, the FASB issued FIN 46 (revised December 2003), “Consolidation of Variable Interest Entities” (“FIN 46-R”) to address certain FIN 46 implementation issues. The effective dates and impact of FIN 46 and FIN 46-R are as follows: (i) Special-purpose entities (“SPEs”) created prior to February 1, 2003-the company must apply either the provisions of FIN 46 or early adopt the provisions of FIN 46-R at the end of the first interim or annual reporting period ending after December 15, 2003; (ii) Non-SPEs created prior to February 1, 2003-the company is required to adopt FIN 46-R at the end if the first interim or annual reporting period ending after March 15, 2004; (iii) All entities, regardless of whether an SPE, that were created subsequent to January 31, 2003-the provisions of FIN 46 were applicable for variable interests in entities obtained after January 1, 2003. The adoption of the provisions applicable to SPEs and all other variable interests obtained after January 1, 2003 did not have a material impact on our consolidated financial position, consolidated results of operations, or liquidity. We are currently evaluating the impact of adopting FIN 46-R applicable to Non-SPEs created prior to February 1, 2003 but do not expect a material impact.

Seasonality

Our cash flows from operating activities are seasonal in nature. Spring and summer are traditionally the peak seasons for Trump Marina, with autumn and winter being non-peak seasons. Trump 29’s peak seasons are late winter and spring. Trump Indiana generally is not seasonal. Since Trump Marina accounts for the majority of TCH’s business, our operating results for the two quarters ending in March and December are not historically as profitable as the two quarters ending in June and September. Any excess cash flow achieved from operations during peak seasons is used to subsidize non-peak seasons. Performance in non-peak seasons is usually dependent on favorable weather and a long-weekend holiday calendar. In the event that we are unable to generate excess cash flows in one or more peak seasons, we may not be able to subsidize non-peak seasons, if necessary.

Inflation

There was no significant impact on operations as a result of inflation in during 2001, 2002 or 2003.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Market risk is the risk of loss arising from adverse changes in market rates and prices, including interest rates, foreign currency exchange rates and commodity rates. We have limited exposure to market risk due to the fact that the interest rates on our long term debt are fixed and we do not utilize these financial instruments for trading purposes.

The carrying amount of the following financial instruments approximates fair value as follows: (a) cash and cash equivalents, receivables and payables are based on the short-term nature of these financial instruments and (b) CRDA bonds and deposits are based on the allowances to give effect to the below market interest rates.

The carrying amount and fair value of our fixed rate indebtedness is as set forth below:

	December 31, 2003
Issuer/Debt	Carrying Amount	Fair Value
	(in thousands)
Trump Casino Holdings, L.L.C.:
11.625% First Priority Mortgage Notes due 2010	$404,605	$404,813
17.625% Second Priority Mortgage Notes due 2010	$66,842	$65,172

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

An index to financial statements and required financial statement schedules is set forth in Item15 of this Form 10-K.

ITEM 9.	DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There were no disagreements with accountants on accounting or financial disclosures during the last three fiscal years. On June 3, 2002 (prior to the capitalization of the Registrants), THCR and its subsidiaries, including Marina Associates and Trump Indiana, Inc., dismissed Arthur Anderson, L.L.P. as their independent public accountants and engaged Ernst & Young, L.L.P. to serve as their independent public accountants. For more information with respect to this matter, see THCR’s and Marina Associates’ Current Report on Form 8-K filed on June 4, 2002.

ITEM 9A.	CONTROLS AND PROCEDURES.

(a)	Evaluation of Disclosure Controls and Procedures. Based on their evaluation as of a date within 90 days of the filing of this Annual Report on Form 10-K, the Registrants’ principal executive officer and principal financial officer have concluded that the Registrants’ disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Exchange Act) are effective to ensure that information required to be disclosed by the Registrants in reports that they file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b)	Changes in Internal Controls. There were no specific changes in the Registrants’ internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS.

The following table sets forth certain information concerning each of the executive officers and the directors of Trump Casino Holdings and Trump Casino Funding:

Position(s):
Name	Trump Casino Holdings	Trump Casino Funding
Donald J. Trump	President and Chief Executive Officer; Director and Chairman of the Board	President and Chief Executive Officer; Director and Chairman of the Board
Mark A. Brown	Chief Operating Officer	Chief Operating Officer
John P. Burke	Executive Vice President; Principal Financial and Accounting Officer	Executive Vice President; Principal Financial and Accounting Officer
Wallace B. Askins	Director	Director
Don M. Thomas	Director	Director
Peter M. Ryan	Director	Director
Robert J. McGuire	Director	Director

The following table sets forth certain information concerning each of the executive officers of THCR who, together with the directors and officers named in the above tables, provide executive management services to the Registrants and their subsidiaries pursuant to the Casino Services Agreement with Trump Administration. See “Business; Certain Agreements; Casino Service Agreement.”

Position(s):
Name	Trump Hotels & Casino Resorts
Scott C. Butera	Executive Vice President, Director of Corporate and Strategic Development
Robert M. Pickus	Executive Vice President, Secretary and General Counsel
Francis X. McCarthy, Jr.	Executive Vice President of Corporate Finance and Chief Financial Officer
Joseph A. Fusco	Executive Vice President of Government Relations & Regulatory Affairs

Donald J. Trump (57 years old) has been serving as the President, Chief Executive Officer and Chairman of the Board of each of TCH and TCF since March 2003. Since June 2000, Mr. Trump has been serving as the (i) President and Chief Executive Officer of each of THCR, THCR Funding, and THCR Holdings ; (ii) President of each of Trump Atlantic City Holding, Inc., or Trump AC Holding, Trump Atlantic City Associates, or Trump AC, Trump Atlantic City Funding, Inc. or Trump AC Funding, Trump Atlantic City Funding II, Inc., or Trump AC Funding II, Trump Atlantic City Funding III, Inc., or Trump AC Funding III, Trump Atlantic City Corporation, or TACC and Trump Hotels & Casino Resorts Enterprises, Inc., or THCR Enterprises; (iii) President and Chief Executive Officer of each of Trump’s Castle Funding, Inc., or Castle Funding (dissolved on June 4, 2003) and Trump Marina, Inc.; (iv) President of Trump Indiana, Inc.; (v) President and Treasurer of THCR/LP Corporation, or THCR/LP; and (vi) Chief Executive Officer of Trump Taj Mahal Associates, or Taj Associates. Since June 1998, Trump has been serving as the President, Treasurer and sole director of Trump Casinos, Inc., or TCI. Until April 1998, Trump served as the President and Treasurer of Castle Funding. Since November 1997, Trump has been serving as the Chairman of each of Trump AC Funding II and Trump AC Funding III, and as the Chairman of THCR Enterprises since January 1997. Since January 1996, he has been serving as the Chairman of Trump AC Funding. Since March 1995, Trump has been the Chairman of each of THCR, THCR Funding and THCR Holdings. Since February 1993, Trump has been the Chairman of Trump AC Holding. Since December 1992, Trump has been serving as the sole director of Trump Indiana, Inc. From May 1992 through March 2003, Trump was the Chairman of the Board of Partner Representatives of Marina Associates. Since November 1991, Trump has been serving as the President, Treasurer and sole director of Trump Casinos II, Inc., or TCI-II. Since October 1991, he has been the Chairman of each of THCR Holding Corp. and THCR/LP. Since March 1991, Trump has been the President and Treasurer of THCR Holding Corp. and the sole director of TACC. Since May 1986, he has been serving as the President and sole director of Realty Corp. Since March 1986, he has been the Chairman, President and Treasurer of Trump Plaza Funding. Since March 1985, Trump has been the Chairman of Trump Marina, Inc. From February 1993 through December 1997, Trump served as the President of Trump AC Holding. From March 1991 through December 1997, Trump served as the President and Treasurer of TACC. Trump is also currently the President and Chief Executive Officer of The Trump Organization, Inc. which has been in the business, through its affiliates and subsidiaries, of acquiring, developing and managing real estate properties for more than the past five years.

Mark A. Brown (43 years old) has been serving as the Chief Operating Officer of each of TCH and TCF since March 2003. Since June 2000, Mr. Brown has been serving as (i) the Chief Operating officer of each of THCR and Trump AC; and (ii) the Chief Executive Officer of each of Taj Associates, Trump Plaza Associates, or Plaza Associates, Marina Associates and Trump Indiana, Inc. Since January 2000, Mr. Brown has been serving as the Chief Operating Officer of Taj Associates. Until January 2000, he served as a Vice President of Trump Marina, Inc. From November 1997 to January 2000, Mr. Brown served as the President and Chief Operating Officer of Marina Associates. From July 1995 to November 1997, he served as the Executive Vice President of Operations of Marina Associates.

John P. Burke (56 years old) has been serving as the Executive Vice President and Principal Financial and Accounting Officer of each of TCH and TCF since March 2003. Since January 1999, Mr. Burke has been serving as Executive Vice President of each of THCR, THCR Holdings, THCR Funding and Trump AC. Since April 1998, he has been serving as the Assistant Treasurer of Trump Marina, Inc. Since February 1998, Mr. Burke has been the (i) Assistant Treasurer of each of THCR Holding Corp. and THCR/LP and (ii) Treasurer of TACC. Since November 1997, he has been serving as the Treasurer of each of Trump AC Funding II and Trump AC Funding III. From March 1997 through March 2003, Mr. Burke served as a member of the Board of Partner Representatives of Marina Associates. Since January 1997, he has been a Vice President and the Treasurer of THCR Enterprises. Since January 1996, Mr. Burke has been the Treasurer of Trump AC Funding. Since March 1995, he has been serving as the Corporate Treasurer of each of THCR, THCR Holdings, THCR Funding and Trump AC. Since December 1993, Mr. Burke has been serving as a Vice President of each of Marina Associates, Castle Funding, TCI-II and Trump Marina, Inc. Since December 1992, Mr. Burke has been the Treasurer of Trump Indiana, Inc. Since October 1991, he has been the Corporate Treasurer of each of Taj Associates, Plaza Associates and Marina Associates. From June 1997 to January 1999, Mr. Burke served as a Senior Vice President of each of THCR, THCR Holdings and THCR Funding. From January 1996 to June 1997, he served as the Senior Vice President of Corporate Finance of THCR.

Wallace B. Askins (73 years old) serves as a director of each of TCH and TCF. He has been serving as a director of each of THCR and THCR Funding since June 1995. Since December 1997, Mr. Askins has been a director of Trump AC Funding II and Trump AC Funding III. Since April 1996, he has been serving as a director of Trump AC Funding. Since April 1994, Mr. Askins has been serving as a director of Trump AC Holding. From June 1984 to November 1992, Mr. Askins served as Executive Vice President, Chief Financial Officer and as a director of Armco, Inc.

Don M. Thomas (73 years old) serves as a director of each of TCH and TCF. He has been serving as a director of each of THCR and THCR Funding since June 1995. Since December 1997, Mr. Thomas has been serving as a director of each Trump Atlantic City Funding II and Trump AC Funding III. Since April 1996, he has been a director of Trump AC Funding. Since January 1985, Mr. Thomas has been serving as the Senior Vice President of Corporate Affairs of the Pepsi-Cola Bottling Co. of New York. From 1985 through 1987, Mr. Thomas served as a Commissioner and the acting Chairman of the CRDA, and a Commissioner of the CCC from 1980 through 1984 during a portion of which time Mr. Thomas also served as the acting Chairman. Mr. Thomas is an attorney licensed to practice law in the State of New York.

Peter M. Ryan (66 years old) serves as a director of each of TCH and TCF. He has been serving as a director of each of THCR and THCR Funding since June 1995. He has also been the President of each of The Marlin Group, L.L.C. and The Brookwood Carrington Fund, L.L.C., real estate financial advisory groups, since January 1995. Since October 2003, Mr. Ryan has served as the Chairman of the Board of Directors of Broadstone, Inc., a real estate investment corporation. Prior to that, Mr. Ryan was the Senior Vice President of The Chase Manhattan Bank for more than five years.

Robert J. McGuire (67 years old) serves as a director of each of TCH and TCF. He has been a director of THCR and THCR Funding since July 2001. Mr. McGuire has been Counsel to the New York law firm of Morvilli, Abramowitz, Grand, Iason & Silberberg, P.C. since 1981. As an Assistant United States Attorney from 1962 through 1966, Mr. McGuire prosecuted cases in the Southern District of New York. In 1969, he established his own law firm of McGuire and Lawler where he worked until his appointment as New York City Police Commissioner. Mr. McGuire served as New York City Police Commissioner from 1978 to 1983. In 1984, Mr. McGuire was elected Chairman and Chief Executive Officer of Pinkerton’s, Inc. where he remained for four years before joining Kroll Associates. Mr. McGuire resigned as President of Kroll Associates in 1997. Mr. McGuire serves on numerous Boards, including Six Flags, Inc. (NYSE: PKS) and Brazilian Equity Fund, Inc. (NYSE: BZL) and is the President of the Police Athletic League.

Scott C. Butera (37 years old) has been serving as the Executive Vice President and Director of Corporate and Strategic Development of THCR and THCR Holdings since September 2003. Prior to that, Mr. Butera spent fourteen years working in the financial services industry. From March 2000 to September 2003, Mr. Butera was an Executive Director for UBS Investment Bank, where he served as a client relationship officer with primary responsibilities for the gaming, lodging and leisure industries. From September 1996 until March 2000, he was a Director in the investment banking department of Credit Suisse First Boston, where he served in a similar capacity. Mr. Butera has also served in the investment banking departments of Smith Barney, Inc. and Bear Stearns & Co. Inc. as well as the financial services practice of Coopers & Lybrand. Mr. Butera holds a Masters in Business Administration from New York University’s Leonard N. Stern School of Business and is a graduate of Trinity College in Hartford, Connecticut.

Robert M. Pickus (49 years old) has been the Executive Vice President, General Counsel and Secretary of THCR since March 1995. Since June 2000, Mr. Pickus has been the Secretary and Vice President of THCR/LP. Since April 2000, he has been serving as the Executive Vice President and General Counsel of each of THCR Holdings and Trump AC. Since April 1998, Mr. Pickus has been the Secretary of Castle Funding. Since February 1998, he has been serving as the (i) Secretary of each of TACC and Trump AC Holding and (ii) Assistant Secretary and a director of TCH. Until February 1998, Mr. Pickus served as the Assistant Secretary of TACC. Since January 1997, Mr. Pickus has been serving as the (i) Secretary of THCR Holding Corp. and (ii) Vice President, Secretary and a director of THCR Enterprises, Inc. Since November 1997, he has been serving as a director of each of Trump AC Funding II and Trump AC Funding III. Since February 1996, Mr. Pickus has been serving as the Secretary of Marina Associates. Since January 1996, he has been serving as the Secretary and a director of Trump AC Funding. From October 1995 through March 2003, Mr. Pickus served as a member of the Board of Partner Representatives of Marina Associates. Since February 1995, he has been serving as the Executive Vice President of Corporate and Legal Affairs

of each of Taj Associates, Plaza Associates and Marina Associates. Since December 1992, Mr. Pickus has been serving as the Executive Vice President and Secretary of Trump Indiana, Inc. Since March 1986, Mr. Pickus has been serving as the Vice President and Secretary of Plaza Funding. From April to December 2000, Mr. Pickus served as the President of TCS. From June 1996 to April 2000, he served as the Executive Vice President of TCS. From November 1995 to May 2000, Mr. Pickus served as a director of each of THCR Holding Corp. and THCR/LP. From April 1994 to February 1998, he served as the Assistant Secretary of Trump Atlantic City Holding, Inc. Mr. Pickus has been admitted to practice law in the States of New York and New Jersey since 1980, and in the Commonwealth of Pennsylvania since 1981.

Francis X. McCarthy, Jr. (51 years old) has been serving as the Executive Vice President of Corporate Finance and Chief Financial Officer of each of THCR, THCR Holdings and THCR Funding since September 1998. Since August 2000, Mr. McCarthy has been the (i) Chief Financial Officer of Marina Associates and (ii) Chief Financial Officer, Chief Accounting Officer and Assistant Treasurer of Castle Funding. Since September 1998, he has been the Chief Financial Officer of each of Trump AC, Trump AC Funding, Trump AC Funding II and Trump AC Funding III. From October 1996 to December 2000, Mr. McCarthy served as the Executive Vice President of Corporate Finance of Trump Casino Services, Inc.

Joseph A. Fusco (59 years old) has been serving as the Executive Vice President of Government Relations & Regulatory Affairs of each of THCR, THCR Holdings and Trump AC since June 1996 and of TCS from July 1996 until December 2000. From August 1985 to June 1996, Mr. Fusco practiced law as a partner in various Atlantic City law firms specializing in New Jersey casino regulatory, commercial and administrative law matters, most recently from January 1994 to June 1996 as a partner in the law firm of Sterns & Weinroth, P.C., located in Atlantic City. Mr. Fusco previously served as Atlantic County Prosecutor, a Gubernatorial appointment, from April 1981 to July 1985 and as Special Counsel for Licensing for the CCC from the inception of that agency in September 1977 to March 1981. Mr. Fusco has been admitted to practice law in the State of New Jersey since 1969.

All of the persons listed above are citizens of the United States and have been qualified or licensed by the CCC, IGC and (other than Scott C. Butera) the NIGC.

Management of Trump Marina

All decisions affecting the operation of Trump Marina are decided by executive officers and directors of TCH. Upon consummation of the TCH Notes Offering, Marina Associates’ Board of Partner Representatives was replaced with TCH’s and TCF’s Boards of Directors. Messrs. Trump, Askins, Thomas, Ryan and McGuire are the current members of TCH’s and TCF’s Board of Directors.

Catherine A. Walker (49 years old) has been the Chief Operation Officer of Trump Marina since December 1, 2003. Ms. Walker served as the Chief Operating Officer of Trump Taj Mahal from April 15, 2003 to November 30, 2003. From August 2000 to April 2003, Ms. Walker served as the General Manager of Trump Indiana, Inc. From March to August 2000, Ms. Walker was the Vice President of Operations and Assistant General Manager of Harrah’s East Chicago. From July 1996 to March 2000, Ms. Walker served as the Vice President and General Manager of Players Lake Charles L.L.C. and Showboat Star Partnership. Prior to 1996, Ms. Walker was on the legal staff of the CCC for approximately 13 years. During her tenure with the CCC, Ms. Walker provided legal advices on various matters, such as corporate restructuring in financing transactions, internal controls, rules of the games and casino license issues.

Daniel M. McFadden (38 years old) has been serving as the Vice President of Finance of Marina Associates since September 2001. Mr. McFadden previously served as Director of Finance since joining Marina Associates in November 1998. Prior to joining Marina Associates, Mr. McFadden served Taj Associates and TCS in various financial capacities beginning in December 1989.

All of the persons listed above are citizens of the United States and are licensed by the CCC.

Management of Trump Indiana, Inc.

Mr. Trump is the sole director of Trump Indiana, Inc. Set forth below are the names, ages, positions and offices held with Trump Indiana, Inc. and a brief account of the business experience during the past five years of each of the directors and executive officers of Trump Indiana, Inc. other than those who are also directors or executive officers of THCR.

Christopher Leininger (41 years old) has been General Manager of Trump Indiana, Inc. since March 2003. Mr. Leininger was previously employed from March 2001 to March 2003 by Harrah’s Entertainment as the Vice President of Finance for their East Chicago property. From January 2000 to February 2001, Mr. Leininger was employed by Emerald Casino Inc. as Vice President of Operations. Mr. Leininger served as Director of Finance for Blue Chip Casino Inc. from October 1996 to January 2000. Prior to this position, Mr. Leininger spent seven years with Harrah’s Entertainment in various financial positions at their Lake Tahoe properties.

Patrick M. Fox (52 years old) has been Director of Finance and Chief Financial Officer of Trump Indiana, Inc. since November 2001. Mr. Fox was previously employed until September 2001 as the Director of Finance at Carlson Group. Prior to that, from October 1996 to February 2001, Mr. Fox served in various positions with Accenture. From July 1975 to October 1996, Mr. Fox served in the Arthur Andersen Worldwide organization in various positions, which included Controller-Andersen Worldwide Services.

All of the persons listed above are citizens of the United States and are licensed by the IGC.

Management of Trump 29 Services

Trump 29 Services is a single member limited liability company managed by THCR Management Holdings, which, in turn, is owned by THCR Holdings. The general partner of THCR Holdings is THCR. The biographies of certain executive officers and directors of THCR are included above.

Code of Ethics

In January 2003, the Board of Directors of our parent company, THCR, adopted a Code of Ethics, or the Code, that applies to its and our executive officers, including, among others, our chief executive officers and senior financial officers. The Code is intended to qualify as a “code of ethics” as defined by the SEC’s Sarbanes-Oxley Act of 2002, and is designed to deter wrongdoing and to promote:

•	honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

•	full, fair, accurate, timely and understandable disclosure in reports and documents that we file with, or submit to, the SEC and in other public communications made by us;

•	compliance with applicable governmental laws, rules and regulations;

•	prompt internal reporting to an appropriate person and persons identified in the Code of violations of the Code; and

•	accountability for adherence to the Code.

ITEM 11.	EXECUTIVE COMPENSATION

The following table sets forth information regarding compensation paid to or accrued by our Chairman of the Board, Chief Operating Officer, and Principal Financial and Accounting Officer, whose total annual salary and bonus during the last fiscal year exceeded $100,000 (collectively, the “Named Executive Officers”) for each of the last three completed fiscal years. Compensation accrued during one year and paid in another is recorded under the year of accrual.

We do not offer our executive officers stock option or stock appreciation right plans, long-term incentive plans or defined benefit pension plans.

SUMMARY COMPENSATION TABLE

	Annual Compensation
Name and Principal Position	Year	Salary	Bonus	All Other Compensation
Donald J. Trump	2003	$375,000	$—	$—
-Chairman of the Board, President and Chief	2002	$—	$—	$3,454,000	(2)
Executive Officer (1)	2001	$—	$—	$2,207,000	(2)

Mark A. Brown	2003	$399,908	$100,000	$1,500	(5)
-Chief Operating Officer (3)	2002	$282,152	$87,500	$1,266	(5)
	2001	$286,615	$—	$1,125	(5)

John P. Burke (4)	2003	$58,138	$50,000	$1,470	(5)
-Executive Vice President; Principal	2002	$54,971	$12,050	$1,252	(5)
Financial and Accounting Officer	2001	$59,254	$—	$1,184	(5)

(1)	Mr. Trump is compensated for his services rendered to TCH pursuant to an Executive Agreement, dated June 12, 1995, which was amended and restated effective January 1, 2003, among Mr. Trump, THCR, THCR Holdings and Trump AC. See “Employment Agreements, Termination of Employment and Change-in-Control Arrangements.”

(2)	The amounts listed in 2002 and 2001 were recorded pursuant to the Castle Services Agreement (as defined herein). The Castle Services Agreement was terminated in connection with the TCH Notes Offering. See “Employment Agreements, Termination of Employment and Change-in-Control Arrangements.”

(3)	Pursuant to the Casino Services Agreement, Mr. Brown’s compensation is allocated between Taj Associates, Plaza Associates and Marina Associates on a pro-rata basis.

(4)	Pursuant to the Casino Services Agreement, Mr. Burke’s compensation is allocated between Taj Associates, Plaza Associates and Marina Associates on a pro-rata basis.

(5)	Represents vested and unvested contributions made by Marina Associates and Trump Indiana, Inc. to the Trump Capital Accumulation Plan. Funds accumulated for an employee under these plans consisting of a certain percentage of the employee’s compensation plus the employer matching contributions equaling 50.0% of the participant’s contributions, are retained until termination of employment, attainment of age 59-1/2 or financial hardship, at which time the employee may withdraw his or her vested funds.

Employment Agreements, Termination of Employment and Change-in-Control Arrangements

Donald J. Trump. During 2002, Mr. Trump served as the Chairman of the Board of Directors of THCR pursuant to an executive agreement, dated as of June 12, 1995 (the Executive Agreement), by and among Trump, THCR and THCR Holdings. Pursuant to the Executive Agreement, Trump has agreed to act as President and Chief Executive Officer of THCR and to provide THCR, THCR Holdings and its subsidiaries, from time to time when reasonably requested and on a non-exclusive basis, consulting services relating to marketing, advertising, promotional and other similar related services with respect to the business and operations of THCR, THCR Holdings and its subsidiaries. In consideration for Mr. Trump’s services under the Executive Agreement, Trump was paid $1.5 million per year, plus reimbursement of expenses. On December 28, 1993, Marina Associates (then known as Castle Associates) entered into a services agreement (or the Castle Services Agreement) with Trump Casinos II, Inc., or TCI-II, an entity wholly-owned by Donald J. Trump. Pursuant to the Castle Services Agreement, TCI-II agreed to provide Marina Associates consulting services on a non-exclusive basis. Upon consummation of the TCH Notes Offering, Mr. Trump caused TCI-II to terminate the Castle Services Agreement under which TCI-II received the payments described as “All Other Compensation” in the Summary Compensation Table.

In consideration of Mr. Trump terminating the Castle Services Agreement, THCR determined, prior to the consummation of the TCH Notes Offering, to revisit Mr. Trump’s compensation arrangements. On April 10, 2003, Mr. Trump, THCR and THCR Holdings entered into an Amended and Restated Executive Agreement (or the Amended Executive Agreement). The Amended Executive Agreement amends and restates the Executive Agreement and is effective as of January 1, 2003. The Amended Executive Agreement was amended on September 17, 2003 to add Trump AC as a party. Pursuant to the Amended Executive Agreement, Mr. Trump has agreed to act as the President and Chief Executive Officer of THCR and its subsidiaries, if requested. THCR has agreed to nominate Mr. Trump to serve as a director of THCR and, if elected, to appoint him as its Chairman. The initial term of the Amended Executive Agreement is three years and, thereafter, it is automatically extended so that the remaining term on any date is always three years, until such time during such rolling term that either party gives written notice to the other of its election not to continue extending such term, in which case the term shall end three years form the date of which such notice is given. THCR can terminate the Amended Executive Agreement if Mr. Trump fails to maintain various material casino gaming licenses and authorizations and the loss of such licenses has a material adverse effect on THCR and its subsidiaries.

Under the Amended Executive Agreement, Mr. Trump’s annual base salary is $1.5 million per year, beginning January 1, 2003. In addition, from and after January 1, 2003, Mr. Trump will be paid additional fixed compensation of $1.5 million per year if THCR achieves consolidated EBITDA (as defined) of $270 million in any year and incentive compensation equal to 5.0% of THCR’s consolidated EBITDA in excess of $270 million. The term “Consolidated EBITDA” means, with respect to THCR and its consolidated subsidiaries, for any period, an amount equal to the sum of (i) the net income (or loss) of THCR and its consolidated subsidiaries for such period determined in accordance with generally accepted accounting principles, consistently applied, excluding any extraordinary, unusual or non-recurring gains or losses, plus (ii) all amount deducted in computing such net income (or loss) in respect of interest (including the imputed interest portions of rentals under capitalized leases), depreciation, amortization and taxes based upon or measured by income, plus (iii) other non-cash charges arising from market value adjustments and adjustments pertaining to contributions of deposits in each case in respect of CRDA Bonds. Additional fixed compensation and incentive compensation for a given year shall not be deducted in determining net income of THCR for such year.

Mark A. Brown. Mr. Brown serves as the President and Chief Executive Officer of Marina Associates, Trump Taj Associates, Trump Plaza Associates and Trump Indiana, Inc. (collectively referred to as the Trump Entities) pursuant to an employment agreement, dated August 2, 2000, or the Brown Employment Agreement, by and among Mr. Brown and Taj Associates. The Brown Employment Agreement, the term of which was effective as of July 1, 2000 and was extended on December 11, 2002 to expire on December 31, 2006, provides for an annual salary of (i) $1.5 million for the 12-month period commencing January 1, 2003; (ii) $1.6 million for the 12-month period commencing January 1, 2004; (iii) $1.7 million for the 12-month period commencing January 1, 2005 and (iv) $1.8 million for the 12-month period commencing January 1, 2006. The Brown Employment Agreement may be terminated by the Trump Entities for “Cause,” defined in the Brown Employment Agreement as (i) the revocation of Mr. Brown’s casino key employee license, (ii) Mr. Brown’s conviction for certain crimes, (iii) Mr. Brown’s disability or death or (iv) Mr. Brown’s breach of loyalty to the Trump Entities. Upon termination for “Cause,” Mr. Brown is entitled to receive compensation earned as of the date of termination; provided, however, that if Mr. Brown’s employment is terminated due to Mr. Brown’s disability or death, Mr. Brown or his estate, as the case may be, will be entitled to a lump sum severance payment equal to six months’ compensation based on his then current salary. Mr. Brown may terminate the Brown Employment Agreement at any time following a “Change of Control,” effective on the 30th day after such effective notice, and Mr. Brown shall be entitled to receive a lump sum payment for the full amount of unpaid compensation for the full term of the Brown Employment Agreement. “Change of Control” is defined in the Brown Employment Agreement as (i) the acquisition of (x) the Trump Entities or (y) more than thirty-five percent (35.0%) of THCR’s common stock, or equivalent limited partnership interests, by an unrelated party or (ii) the sale or long-term lease of all or substantially all of the assets of Trump Entities. Also, in the event Mr. Brown is transferred to a position located outside of Atlantic City, New Jersey, Mr. Brown shall have the right to terminate the Brown Employment Agreement within seven days of the occurrence of such transfer and shall be entitled to receive a severance payment equal to three months’ compensation based on his then current salary. During the term of the Brown Employment Agreement, Mr. Brown has agreed not to obtain employment for or on behalf of any other casino hotel located in Atlantic City, New Jersey.

John P. Burke. Mr. Burke serves as Executive Vice President, Principal Financial and Accounting Officer of the Registrants and as the Executive Vice President and Corporate Treasurer of THCR and THCR Holdings pursuant to an employment agreement, dated April 17, 2000, as amended, or the Burke Employment Agreement, with THCR, THCR Holdings and Trump AC. The Burke Employment Agreement, the term of which expires on December 31, 2006, provides for an annual base salary of $220,500. The Burke Employment Agreement may be terminated for “Cause,” defined in the Burke Employment Agreement as (i) the revocation of Mr. Burke’s casino key employee license, (ii) Mr. Burke’s conviction for certain crimes, (iii) Mr. Burke’s disability or death or (iv) Mr. Burke’s breach of loyalty to THCR. Upon termination for “Cause,” Mr. Burke is entitled to receive compensation earned as of the date of termination; provided. Mr. Burke may terminate the Burke Employment Agreement at any time following a “Change of Control,” effective on the 30th day after such effective notice, and Mr. Burke shall be entitled to receive a lump sum payment for the full amount of unpaid compensation for the full term of the Burke Employment Agreement. “Change of Control” is defined in the Burke Employment Agreement as (i) the acquisition of (x) the Trump Entities or (y) more than thirty-five percent (35.0%) of THCR’s common stock, or equivalent limited partnership interests, by an unrelated party or (ii) the sale or long-term lease of all or substantially all of the assets of THCR, THCR Holdings and Trump AC. During the term of the Burke Employment Agreement, Mr. Burke has agreed to devote his full time, attention and efforts to THCR, THCR Holdings and Trump AC, and not to accept employment, either as an employee, consultant or independent contractor, with any other casino hotel located in Atlantic City, New Jersey. Mr. Burke has also agreed not to consult with or otherwise engage, either directly or indirectly, in any other activities of a business nature for any other person or entity without the THCR, THCR Holdings and Trump AC’s prior written consent.

Compensation of Directors

All of the directors of the Registrants currently serve THCR’s Board of Directors and receive no additional directors’ fees for serving as directors of the Registrants.

Financial Expert

THCR’s Board of Directors has determined that Mr. Askins is a “financial expert” (as defined by Section 407 of the Sarbanes-Oxley Act of 2002). Mr. Askins serves on THCR’s Board of Directors as well as its Audit Committee, Stock Incentive Plan Committee, Special Committee, Compensation Committee and Nomination/ Corporate Governance Committee.

Compensation Committee Interlocks and Insider Participation

During 2003, we and our subsidiaries were involved in several transactions, or series of similar transactions, in which the amount exceeds $60,000 and in which Mr. Trump had or will have a direct or indirect material interest. Below is a brief description of such transactions. See “Certain Relationships and Related Transactions.”

•	Use of Trump’s Facilities. Beginning in late 1997, we began to utilize certain facilities owned by Trump to entertain high-end customers. Management believes that the ability to utilize these facilities enhances TCH’s revenues. In 2003, we paid an aggregate amount of $9,000 in consideration for the use of these facilities. Also, in exchange for having Mr. Trump’s airplane available to customers of Trump Marina, Marina Associates incurred pilot costs of approximately $73,000 for the year ended December 31, 2003.

•	Castle Services Agreement. Pursuant to a services agreement, dated December 28, 1993, or the Castle Services Agreement, between Marina Associates and Trump Casinos II, Inc., or TCI-II, an entity wholly-owned by Mr. Trump, Mr. Trump provided consulting services to Marina Associates. In consideration for such services, Marina Associates paid TCI-II certain fees in those years in which EBITDA exceeded prescribed amounts. In connection with the TCH Notes Offering, Mr. Trump terminated the Castle Services Agreement. In consideration of Mr. Trump terminating the Castle Services Agreement, THCR, THCR Holdings and Trump AC entered into an Amended and Restated Executive Agreement with Mr. Trump. See “Executive Compensation; Employment Agreements, Termination of Employment and Change-in-Control Arrangements; Donald J. Trump.”

•	Transaction with Trump Taj Mahal Associates. In December 2000, Trump Administration, a division of Trump Taj Mahal Associates, assumed the rights and responsibilities of Trump Casino Services, L.L.C., or TCS, as a result of the merger of TCS with and into Trump Taj Mahal Associates. TCS was formed in June 1996 to provide managerial, financial, accounting, purchasing, legal and other services necessary and incidental to the operations of each of the Trump casino properties pursuant to a Second Amended and Restated Services Agreement (or the Casino Services Agreement), dated as of January 1, 1998, by and among TCS and each of (i) Trump Plaza Associates, (ii) Trump Taj Mahal Associates, (iii) Marina Associates, and (iv) Trump Indiana, Inc. The Administrative Services Agreement requires Trump Plaza Associates, Trump Taj Mahal Associates, Marina Associates and/or Trump Indiana, Inc. as the case may be, to pay Trump Administration on an allocated basis all of the costs and expenses incurred by Trump Administration in providing such services, including without limitation, all payroll and employee benefits and related costs associated with the employees utilized by Trump Administration in providing such services as well as all overhead and other expenses incurred in the ordinary course of providing the administrative services for the casinos. The term of the Casino Services Agreement is 10 years unless terminated earlier by any of the parties upon 90 days prior written notice to each of the other parties. For the years ended December 31, 2001, 2002 and 2003, Marina Associates and Trump Indiana, Inc. incurred fees and expenses of approximately $3.5 million, $3.4 million and $3.8 million, respectively, under the Casino Services Agreement. The indentures governing the TCH Notes limit the total amounts payable by Marina Associates and Trump Indiana, Inc. under the Administrative Services Agreement with respect to such administrative services to $6.0 million per year. See “Business; Certain Agreements; Casino Services Agreement.”

•

Purchase of THCR Holdings Senior Notes from Mr. Trump. Included in the $96.9 principal amount (including call premium) of THCR Holdings Senior Notes redeemed or acquired by THCR Holdings with the net proceeds of the TCH Notes Offering, $1.7 million principal amount were held by Mr. Trump. THCR Holdings also acquired an additional $15.0 million principal amount of THCR Holdings Senior Notes on the closing date of the

TCH Notes Offering in a private transaction with Donald J. Trump. The purchase price for the $16.7 million aggregate principal amount of THCR Holdings Senior Notes acquired from Mr. Trump consisted of the proceeds from the issuance of 1,500 shares of Series A Preferred Stock of THCR valued at $15.0 million, plus a cash amount equal to $1.7 million, plus the applicable redemption premium of 2.583% (approximately $430,000) and accrued interest of approximately $0.7 million on the entire $16.7 million principal amount of THCR Holdings Senior Notes sold by Mr. Trump. The Series A Preferred Stock of THCR, upon stockholder approval obtained at an annual stockholders’ meeting on June 12, 2003, were exchanged by Mr. Trump on July 11, 2003 for an aggregate of 7,894,737 shares of common stock of THCR. See “Business; TCH Notes Offering.”

•	TCH Second Priority Mortgage Notes. In connection with the TCH Notes Offering, Donald J. Trump, or one of his affiliates, purchased, in a concurrent private offering, $15.0 million aggregate principal amount of additional TCH Second Priority Mortgage Notes at the same purchase price at which the initial purchasers purchased the TCH Second Priority Mortgage Notes. A portion of the funds required by Mr. Trump to purchase such notes was obtained through a loan with an affiliate of UBS Warburg L.L.C., one of the initial purchasers of the TCH Notes. See “Business; TCH Notes Offering.”

•	Indemnification Agreements. In March 2000, the Board of Directors of THCR authorized and directed THCR to cause Marina Associates and Trump Indiana, Inc. to enter into indemnification agreements with each of the Directors of THCR in connection with the performance of their duties as directors. In addition, our directors and officers are entitled to indemnification under our respective organizational documents.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

THCR Holdings owns 100% of the limited liability company interests of TCH.

Through its 100% ownership of TCH, THCR Holdings owns 100% of the outstanding common stock of TCF.

Changes in Control

The equity in, and substantially all of the assets of, Trump Marina and Trump Indiana, Inc. and the fees payable to Trump 29 Services under the management agreement with the Tribe are pledged as collateral under the indentures governing the TCH Notes. An event of default under the indentures could cause a change of control of Trump Marina and Trump Indiana, Inc. as well as Trump 29 Services losing the management fees payable under the management agreement with the Tribe.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Affiliate party transactions are governed by the provisions of the indentures governing the TCH Notes, which provisions generally require that such transactions be on terms as favorable as would be obtainable at the time of such transaction or transactions in a comparable transaction in arm’s-length dealing with an unaffiliated party, and, with respect to a transaction or series of related transactions involving aggregate payments equal to or greater than (i) $2 million, require the approval of a majority of the independent directors of TCH for certain affiliated transactions; or (ii) $10 million requires TCH to obtain a written favorable opinion, prior to the consummation of such transaction, or transactions from an independent investment firm of national reputation attesting as to the fairness thereof to TCH from a financial point of view.

Trump and certain affiliates have engaged in certain related party transactions with respect to TCH. See “Executive Compensation; Compensation Committee Interlocks and Insider Participation.”

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table show the fees paid or accrued by TCH for audit and other services provided by Ernst & Young L.L.P. during 2002 and 2003:

	Years Ended December 31,
	2002	2003
Audit Fees (1)	$273,000	$1,110,000
Financial Information Systems Design and Implementation Fees (2)	—	—
Audit-Related Fees	—	—
Tax Fees (3)	159,000	585,000
All Other Fees	—	—

Total	$432,000	$1,695,000

(1)	Includes professional services rendered in connection with the audit of TCH’s and its subsidiaries’ financial statements for the most recent fiscal year, reviews of the financial statements included in each of TCH’s and its subsidiaries’ quarterly Reports on Form 10-Q during the fiscal years ended December 31, 2002 and 2003 and the issuance of comfort letters to underwriters and consents for filings with the SEC.

(2)	Ernst & Young, L.L.P. did not provide TCH or its subsidiaries with any professional services in connection with the design and implementation of financial information systems during the fiscal years ended December 31, 2002 and 2003.

(3)	Includes services related to complete TCH’s 2003 tax returns, and for tax planning and other services rendered to TCH.

Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services by Independent Auditors

The Audit Committee pre-approves all audit and non-prohibited, non-audit services provided by the independent auditors. These services may include audit services, audit-related services, tax services and other services. The Audit Committee has adopted a policy for the pre-approval of services provided by the independent auditors. Under the policy, pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is subject to a specific budget. In addition, the Audit Committee may also pre-approve particular services on a case-by-case basis. For each proposed service, the Audit Committee has received detailed information sufficient to enable the Audit Committee to pre-approve and evaluate such service. The Audit Committee may delegate pre-approval authority to one or more of its members. Any pre-approval decisions made under delegated authority must be communicated to the Audit Committee at or before the next scheduled meeting. There were no waivers by the Audit Committee of the pre-approval requirement for permissible non-audit services in 2003.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)	Financial Statements. See the Index immediately following the signature page.

(b)	Reports on Form 8-K. We filed Current Reports on Form 8-K with the SEC on (i) October 30, 2003 regarding our earnings press release for the quarter ended September 30, 2003 issued on October 30, 2003 and on (ii) February 12, 2004 regarding our earnings press release for the fourth quarter and year ended December 31, 2003 issued on February 12, 2004, which press release also disclosed THCR’s exclusivity agreement with DLJ Merchant Banking Partners III, L.P. in connection with a recapitalization of THCR. See “Business; Recent Events.”

(c)	Exhibits. All exhibits listed below are filed with this Annual Report on Form 10-K unless specifically stated to be incorporated by reference to other documents previously filed with the Securities and Exchange Commission.

Exhibit No.	Description of Exhibit

3.1.1(1)	Certificate of Formation of Trump Casino Holdings, L.L.C.

3.1.2(1)	Certificate of Incorporation of Trump Casino Funding, Inc.

3.2.1(1)	Operating Agreement of Trump Casino Holdings, L.L.C.

3.2.2(1)	Bylaws of Trump Casino Funding, Inc.

4.1.1(1)	11.625 % First Priority Mortgage Notes Indenture, dated as of March 25, 2003, by and among Trump Casino Holdings, L.L.C., Trump Casino Funding, Inc., each of Trump Casino Holdings, L.L.C.’s subsidiaries listed as guarantors on the signature pages thereto, and U.S. Bank National Association, as Trustee and U.S. Bank National Association as Collateral Agent .

4.1.1.1(2)	First Supplemental Indenture, dated June 12, 2003, to 11.625% First Priority Mortgage Notes Indenture.

4.1.2(1)	17.625 % Second Priority Mortgage Notes Indenture, dated as of March 25, 2003, by and among Trump Casino Holdings, L.L.C., Trump Casino Funding, Inc., each of Trump Casino Holdings, L.L.C.’s subsidiaries listed as guarantors on the signature pages thereto, and U.S. Bank National Association, as Trustee and U.S. Bank National Association as Collateral Agent.

4.1.2.1(2)	First Supplemental Indenture, dated June 12, 2003, to 17 5/8 % Second Priority Mortgage Notes Indenture.

4.2.1(1)	11.625% First Priority Mortgage Notes Registration Rights Agreement, dated as of March 25, 2003, by and among Trump Casino Holdings, L.L.C., Trump Casino Funding, Inc., each of Trump Casino Holdings, L.L.C.’s subsidiaries listed as guarantors on the signature pages thereto, and Deutsche Bank Securities Inc., Credit Suisse First Boston L.L.C., UBS Warburg L.L.C. and Jefferies & Company, Inc.

4.2.2(1)	17.625% Second Priority Mortgage Notes Registration Rights Agreement, dated as of March 25, 2003, by and among Trump Casino Holdings, L.L.C., Trump Casino Funding, Inc., each of Trump Casino Holdings, L.L.C.’s subsidiaries listed as guarantors on the signature pages thereto, and Deutsche Bank Securities Inc., Credit Suisse First Boston L.L.C., UBS Warburg L.L.C. and Jefferies & Company, Inc.

4.3.1	Form of First Priority Note (included in Exhibit 4.1.1)

4.3.2	Form of Second Priority Note (included in Exhibit 4.1.2)

4.4(1)	Priority Intercreditor Agreement, dated as of March 25, 2003, by and among U.S. Bank National Association, as Collateral Agent, as First Priority Trustee and as Second Priority Trustee, Trump Casino Holdings, L.L.C., Trump Casino Funding, Inc., and other Pledgors thereto.

4.5(1)	Security Agreement, dated as of March 25, 2003, by and among Trump Casino Holdings, L.L.C., Trump Casino Funding, Inc., each of Trump Casino Holdings, L.L.C.’s subsidiaries listed as guarantors on the signature pages thereto, and U.S. Bank National Association, as Trustee and U.S. Bank National Association as Collateral Agent.

4.6(1)	First Fee and Leasehold Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing, dated as of March 25, 2003 by Trump Marina Associates, L.P., mortgagor to U.S. Bank National Association as Collateral Agent, mortgagee.

4.7(1)	Second Fee and Leasehold Mortgage, Assignment of Leases and Rent, Security Agreement and Fixture Filing, dated as of March 25, 2003, by Trump Marina Associates, L.P., mortgagor to U.S. Bank National Association as Collateral Agent, mortgagee.

4.8(1)	First Preferred Ship Mortgage, dated as of March 25, 2003, by Trump Indiana, Inc. mortgagor to U.S. Bank National Association as Collateral Agent, mortgagee.

4.9(1)	Second Preferred Ship Mortgage dated as of March 25, 2003, by Trump Indiana, Inc. mortgagor to U.S. Bank National Association as Collateral Agent mortgagee.

10.1(1)	Fourth Amended and Restated Partnership Agreement, dated March 25, 2003, of Trump Marina Associates, L.P.

10.2	Second Amended and Restated Services Agreement, dated as of January 1, 1998, by and among Trump Plaza Associates, Trump Taj Mahal Associates, Trump Marina Associates, L.P. (f/k/a Trump’s Castle Associates, L.P.), Trump Indiana, Inc. and Trump Casino Services, L.L.C.

10.3(1)	Agreement and Plan of Merger, dated as of December 27, 2000, between Trump Taj Mahal Associates and Trump Casino Services, L.L.C.

10.4(1)	First Amended and Restated Operating Agreement, dated October 31, 1995, of Buffington Harbor Riverboat, L.L.C. between Trump Indiana, Inc. and Barden-Davis Casinos, L.L.C.

10.5(1)	Amendment No. 1 to First Amended and Restated Operating Agreement, dated April 23, 1996, of Buffington Harbor Riverboat, L.L.C. between Trump Indiana, Inc. and Barden-Davis Casinos, L.L.C.

10.6(1)	Amendment No. 2 to First Amended and Restated Operating Agreement, dated March, 2003, of Buffington Harbor Riverboat, L.L.C. between Trump Indiana, Inc. and Barden-Davis Casinos, L.L.C.

10.7(1)	Operating Agreement of Buffington Harbor Parking Associates, L.L.C., dated September 29, 2000, by and between Trump Indiana, Inc. and AMB Parking, L.L.C.

10.8(1)	Parking Lease, dated June 19, 2001, between Buffington Harbor Parking Associates, L.L.C. and Trump Indiana, Inc.

10.9(1)*	Amended and Restated Gaming Facility Management Agreement, dated as of March 28, 2002, between THCR Management Services, L.L.C. and Twenty-Nine/Palms Enterprises Corporation.

10.10(1)	Gaming Facility Development and Construction Agreement between TDC and the Tribe, dated as of April 27, 2000.

10.11(1)	First Amendment to Gaming Facility Development and Construction Agreement between TDC and the Tribe, dated as of March, 2002.

10.12(1)*	Employment Agreement dated July 10, 1995, between Mark A. Brown and Trump Marina Associates, L.P.(f/k/a Trump’s Castle Associates, L.P.)

10.13(1)*	Second Amendment, dated August 4, 2000, to the Employment Agreement, dated March 6, 1998, between Mark A. Brown and Trump Marina Associates, L.P.(f/k/a Trump’s Castle Associates, L.P.), as assigned to Trump Taj Mahal Associates and amended effective January 3, 2000.

10.14(1)*	Third Amendment, dated December 11, 2002 of the Employment Agreement, dated March 6, 1998, as amended, between Mark A. Brown and Trump Taj Mahal Associates.

10.15(1)*	Employment Agreement, dated October 15, 2002, between Daniel M. McFadden and Trump Marina Associates, L.P. (f/k/a Trump Castle Associates).

10.16(1)*	Employment Agreement, dated April 17, 2000, of Robert M. Pickus.

10.17(1)*	Amendment, dated January 9, 2003, to Robert M. Pickus’ Employment Agreement, dated April 17, 2000.

10.18(1)*	Employment Agreement, dated April 17, 2000, of Francis X. McCarthy, Jr.

10.19(1)*	Amendment, dated January 9, 2003, to Francis X. McCarthy, Jr.’s Employment Agreement, dated April 17, 2000.

10.20(1)*	Employment Agreement, dated April 17, 2000, of Joseph A. Fusco.

10.21(1)*	Amendment, dated January 9, 2003, to Joseph A. Fusco’s Employment Agreement, dated April 17, 2000.

10.22*	Employment Agreement, dated April 17, 2000, of John P. Burke.

10.23*	Amendment, dated January 30, 2003, to John P. Burke’s Employment Agreement.

10.24*	Employment Agreement, dated August 15, 2003, of Scott C. Butera.

10.25	Exclusivity Agreement, dated January 21, 2004, between THCR and DLJ Merchant Banking Partners III, L.P.

10.26	Letter Agreement, dated February 12, 2004, by and among THCR, THCR Holdings and DLJ Merchant Banking Partners III, L.P.

10.27	Letter Agreement, dated February 12, 2004, between TCH and DLJ Merchant Banking Partners III, L.P.

21(1)	List of Subsidiaries

31.1	Certification by the Chief Executive Officer of Trump Casino Holdings, L.L.C. and Trump Casino Funding, Inc. pursuant to Rule 13a-14(a)/15(d)-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification by the Principal Financial and Accounting Officer of Trump Casino Holdings, L.L.C. and Trump Casino Funding, Inc. pursuant to Rule 13a-14(a)/15(d)-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of the Chief Executive Officer of Trump Casino Holdings, L.L.C. and Trump Casino Funding, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Principal Financial and Accounting Officer of Trump Casino Holdings, L.L.C. and Trump Casino Funding, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1(3)	Code of Ethics

(1)	Previously filed as an exhibit to Form S-4, Registration Number 333-104916, filed May 1, 2003

(2)	Previously filed as an exhibit to Form S-4, Registration Number 333-104916, filed May 1, 2003 and in amended form in Amendment No. 1 to Form S-4, filed June 13, 2003

(3)	Previously filed as Exhibit 99.3 in the Annual Report on Form 10-K of Trump Marina, Inc. (f/k/a Trump’s Castle Hotel & Casino, Inc.), Trump’s Castle Funding, Inc. and Trump Marina Associates, L.P. (f/k/a Trump’s Castle Associates, L.P.) for the year ended December 31, 2002.

*	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 30th day of March 2004.

TRUMP CASINO HOLDINGS, L.L.C.

/s/ Donald J. Trump

Donald J. Trump Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Name	Position	Date

/s/ Donald J. Trump Donald J. Trump	Chief Executive Officer (Principal Executive Officer)	March 30, 2004

/s/ John P. Burke John P. Burke	Executive Vice President, (Principal Financial and Accounting Officer)	March 30, 2004

/s/ Wallace B. Askins Wallace B. Askins	Director	March 30, 2004

/s/ Don M. Thomas Don M. Thomas	Director	March 30, 2004

/s/ Peter M. Ryan Peter M. Ryan	Director	March 30, 2004

/s/ Robert J. McGuire Robert J. McGuire	Director	March 30, 2004

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 30th day of March 2004.

TRUMP CASINO FUNDING, INC.

/s/ Donald J. Trump

Donald J. Trump President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report has been signed below by the following persons on behalf of the Registrants and in the capacities and on the date indicated.

Name	Position	Date

/s/ Donald J. Trump Donald J. Trump	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer and Sole Director)	March 30, 2004

/s/ John P. Burke John P. Burke	Executive Vice President, (Principal Financial and Accounting Officer)	March 30, 2004

/s/ Wallace B. Askins Wallace B. Askins	Director	March 30, 2004

/s/ Don M. Thomas Don M. Thomas	Director	March 30, 2004

/s/ Peter M. Ryan Peter M. Ryan	Director	March 30, 2004

/s/ Robert J. McGuire Robert J. McGuire	Director	March 30, 2004

I NDEX TO FINANCIAL STATEMENTS

Page
Trump Casino Holdings, L.L.C.
Report of Independent Auditors	F-2
Consolidated Balance Sheets as of December 31, 2002 and 2003	F-3
Consolidated Statements of Operations for the years ended December 31, 2001, 2002 and 2003	F-4
Consolidated Statements of Capital/(Deficit) for the years ended December 31, 2001, 2002 and 2003	F-5
Consolidated Statements of Cash Flows for the years ended December 31, 2001, 2002 and 2003	F-6
Notes to Consolidated Financial Statements	F-7
Financial Statement Schedule
Schedule II —Valuation and Qualifying Accounts for the years ended December 31, 2001, 2002 and 2003	F-29
Other Schedules are omitted for the reason that they are not required or are not applicable, or the required information is included in the consolidated financial statements or notes thereto.

Trump Marina Associates, L.P. (formerly Trump’s Castle Associates, L.P. and Subsidiary)*
Report of Independent Auditors	F-30
Consolidated Balance Sheets as of December 31, 2001	F-31
Consolidated Statements of Operations for the years ended December 31, 2000 and 2001	F-32
Consolidated Statements of Partners’ Capital for the years ended December 31, 2000 and 2001	F-33
Consolidated Statements of Cash Flows for the years ended December 31, 2000 and 2001	F-34
Notes to Consolidated Financial Statements	F-35
Financial Statement Schedule
Schedule II — Valuation and Qualifying Accounts for the years ended December 31, 2000 and 2001	F-42
Other Schedules are omitted for the reason that they are not required or are not applicable, or the required information is included in the consolidated financial statements or notes thereto.

Trump Indiana, Inc.*
Report of Independent Auditors	F-43
Consolidated Balance Sheets as of December 31, 2001	F-44
Consolidated Statements of Operations for the years ended December 31, 2000 and 2001	F-45
Consolidated Statements of Capital for the years ended December 31, 2000 and 2001	F-46
Consolidated Statements of Cash Flows for the years ended December 31, 2000 and 2001	F-47
Notes to Consolidated Financial Statements	F-48
All Schedules are omitted for the reason that they are not required or are not applicable, or the required information is included in the consolidated financial statements or notes thereto.

THCR Management Services, L.L.C.*
Report of Independent Auditors	F-55
Balance Sheets as of December 31, 2001	F-56
Statements of Operations for the two months ended December 31, 2001	F-57
Statements of Cash Flows for the two months ended December 31, 2001	F-58
Notes to Financial Statements	F-59

All Schedules are omitted for the reason that they are not required or are not applicable, or the required information is included in the consolidated financial statements or notes thereto.

*	Became a wholly-owned subsidiary of Trump Casino Holdings, L.L.C. on March 25, 2003 pursuant to a corporate reorganization.

REPORT OF INDEPENDENT AUDITORS

Board of Directors

Trump Casino Holdings, L.L.C.

We have audited the accompanying consolidated balance sheets of Trump Casino Holdings, L.L.C. as of December 31, 2002 and 2003 and the related consolidated statements of operations, capital, and cash flows for the years then ended. Our audit also included the financial statement schedule listed in the Index to the Financial Statements. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Trump Casino Holdings, L.L.C. at December 31, 2002 and 2003, and the consolidated results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1, the Company has experienced increased competition, has incurred recurring operating losses and has a working capital deficit at December 31, 2003. The Company is working on various alternatives to improve the Company’s financial resources which are also described in Note 1. Absent the successful completion of one of these alternatives, the Company’s operating results will increasingly become uncertain. These conditions raise substantial doubt about the Company’s ability to continue as a going concern, however, the financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

We also have audited, as to combination only, the accompanying statements of operations, capital, and cash flows for the year ended December 31, 2001. As described in Note 1, Trump Casino Holdings, L.L.C. was capitalized on March 25, 2003 as a holding company for the three entities under common control; accordingly, its financial statements are presented as though the combination of Trump Marina Associates, Trump Indiana, Inc. and THCR Management Services, L.L.C. occurred at the beginning of the period presented. We did not audit the financial statements of these three entities. Their financial statements, which are presented separately herein, were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those respective financial statements in their reports dated March 13, 2002, which also are presented separately herein. In our opinion, these combined financial statements have been properly combined on the basis described in Note 1. However, we were not engaged to audit, review, or apply any procedure to the 2001 financial statements of Trump Casino Holdings, L.L.C., other than with respect to such combination and, accordingly, we do not express an opinion or any other form of assurance on the 2001 financial statements of Trump Casino Holdings, L.L.C. taken as whole or on the separate financial statements of any of its subsidiaries.

/s/ Ernst & Young L.L.P.

Philadelphia, Pennsylvania

January 31, 2004, except for

Note 13 as to which the date

is February 12, 2004

TRUMP CASINO HOLDINGS, L.L.C.

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2002 AND 2003

(in thousands)

	2002	2003
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$33,917	$34,817
Trade receivables, net of allowances for doubtful accounts of $2,607 and $2,590, respectively	9,872	9,778
Other receivables	2,884	2,660
Inventories	3,182	3,322
Prepaid expenses and other current assets	3,797	3,364
Due from affiliates	378	—

Total current assets	54,030	53,941

PROPERTY AND EQUIPMENT:
Land and land improvements	92,379	92,682
Buildings and building improvements	425,027	425,397
Riverboat and improvements	34,239	34,240
Furniture, fixtures and equipment	102,014	119,876
Leasehold improvements	—	48
Construction in progress	6,639	5,410

	660,298	677,653
Less-Accumulated depreciation and amortization	(142,444)	(169,487)

	517,854	508,166
INVESTMENT IN BUFFINGTON HARBOR RIVERBOATS, L.L.C	31,842	29,743
DEFERRED BOND AND LOAN ISSUANCE COSTS, NET	2,575	19,531
OTHER ASSETS	21,763	21,779

Total assets	$628,064	$633,160

LIABILITIES AND CAPITAL
CURRENT LIABILITIES:
Current maturities of long-term debt	$7,712	$10,272
Trade accounts payable	8,961	11,056
Due to affiliates	4,381	7,567
Accrued payroll and related expenses	8,597	6,756
Accrued interest payable	3,778	5,665
Self insurance reserves	2,892	3,328
Accrued property taxes payable	2,088	7,424
Other	18,020	19,304

Total current liabilities	56,429	71,372
DUE TO (FROM) AFFILIATES-THCR HOLDINGS	32,566	—
LONG-TERM DEBT, LESS CURRENT MATURITIES	487,242	464,255
LONG-TERM DEBT, RELATED PARTIES	—	15,425
OTHER LONG-TERM LIABILITIES	5,974	1,803

Total liabilities	582,211	552,855

COMMITMENTS AND CONTINGENCIES
CAPITAL:
Contributed capital	238,273	298,922
Accumulated deficit	(191,482)	(218,617)
Accumulated other comprehensive loss	(938)	—

Total capital	45,853	80,305

Total liabilities and capital	$628,064	$633,160

See accompanying notes.

TRUMP CASINO HOLDINGS, L.L.C.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2001, 2002 and 2003

(in thousands)

	2001	2002	2003
REVENUES:
Gaming	$390,104	$410,645	$393,250
Rooms	22,470	21,835	21,430
Food and beverage	35,069	35,601	34,371
Management fees	—	2,710	3,931
Other	12,042	12,335	13,130

Gross revenues	459,685	483,126	466,112
Less-Promotional allowances	85,863	86,165	83,345

Net revenues	373,822	396,961	382,767

COSTS AND EXPENSES:
Gaming	189,712	190,455	190,922
Rooms	5,745	6,246	6,291
Food and beverage	14,571	14,856	14,710
General and administrative	83,618	85,999	94,752
General and administrative - related party	10,933	13,545	5,690
Debt renegotiation costs	—	1,629	401
Depreciation and amortization	24,137	27,606	29,823

	328,716	340,336	342,589

Income from operations	45,106	56,625	40,178

NON-OPERATING INCOME (EXPENSE):
Interest income	1,382	867	735
Interest expense	(47,882)	(51,136)	(63,913)
Interest expense - related party	(17,803)	(19,592)	(8,275)
Gain on debt retirement, net	—	—	7,931
Other non-operating income (expense)	100	1,219	(20)

Non-operating expense, net	(64,203)	(68,642)	(63,542)

Loss before equity in loss from Buffington Harbor, L.L.C. and income taxes	(19,097)	(12,017)	(23,364)
Equity in loss from Buffington Harbor, L.L.C.	(2,808)	(2,448)	(2,396)
Provision for income taxes	(150)	(1,200)	(1,375)

Net loss	$(22,055)	$(15,665)	$(27,135)

See accompanying notes.

TRUMP CASINO HOLDINGS, L.L.C.

CONSOLIDATED STATEMENTS OF CAPITAL/(DEFICIT)

(in thousands)

	Contributed Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
Balance at December 31, 2000	$236,747	$(153,762)	$—	$82,985
Capital contribution	450	—	—	450
Comprehensive Loss:
Net loss	—	(22,055)	—	(22,055)
Adjustment for interest rate swap	—	—	(372)	(372)

Total comprehensive loss	—	—	—	(22,427)

Balance at December 31, 2001	237,197	(175,817)	(372)	61,008
Capital contribution	1,076	—	—	1,076
Comprehensive Loss:
Net loss	—	(15,665)	—	(15,665)
Adjustment for interest rate swap	—	—	(566)	(566)

Total comprehensive loss	—	—	—	(16,231)

Balance at December 31, 2002	238,273	(191,482)	(938)	45,853
Net capital contribution in connection with debt refinancing	60,426	—	—	60,426
Capital contribution - THCR Holdings	223	—	—	223
Comprehensive Loss:
Net loss	—	(27,135)	—	(27,135)
Termination of interest rate swap in connection with debt refinancing	—	—	938	938

Total comprehensive loss	—	—	—	(26,197)

Balance at December 31, 2003	$298,922	$(218,617)	$—	$80,305

See accompanying notes

TRUMP CASINO HOLDINGS, L.L.C.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the Years Ended December 31,
	2001	2002	2003
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(22,055)	$(15,665)	$(27,135)
Adjustments to reconcile net loss to net cash flows provided by operating activities -
Depreciation and amortization	24,137	27,606	29,823
Non cash gain on debt refinancing, net	—	—	(7,931)
Issuance of PIK debt in satisfaction of accrued interest	17,368	17,805	10,478
Amortization for City of Gary development agreement	667	—	—
Equity in loss from Buffington Harbor, L.L.C.	2,808	2,448	2,396
Accretion of bond discount	5,981	6,985	3,383
Amortization of loan costs	1,134	4,711	2,969
Allocation of expenses from THCR Holdings	—	1,076	223
Provision of losses on receivables	1,430	2,303	1,741
Valuation allowance - CRDA investments	1,432	3,762	1,888
(Increase) decrease in receivables	(215)	1,903	(1,425)
Decrease (increase) in inventories	358	(144)	(140)
Decrease (increase) in prepaid expenses and other current assets	138	(1,605)	437
(Increase) decrease in other assets	(1,310)	1,646	(1,888)
(Decrease) increase in due to affiliates	(8,563)	(14,173)	3,896
Increase (decrease) in current liabilities	3,743	(5,011)	9,459
Decrease in other long-term liabilities	(7,164)	(4,711)	(2,792)

Net cash flows provided by operating activities	19,889	28,936	25,382

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment, net	(7,089)	(15,378)	(7,285)
(Advances) repayment of note receivable	(3,535)	3,535	—
Investment in Buffington Harbor Riverboats, L.L.C.	(112)	(401)	(297)
Purchases of the New Jersey Casino Reinvestment Development Authority investments, net	(3,388)	(3,486)	(2,755)

Net cash flows used in investing activities	(14,124)	(15,730)	(10,337)

CASH FLOWS FROM FINANCING ACTIVITIES
Distribution to parent company	—	—	(102,154)
Contributed capital	450	—	—
Payment of long-term debt	(29,118)	(91,323)	(358,350)
Proceeds from additional borrowings, net	38,500	75,245	468,036
Debt issuance costs	(4,168)	(2,302)	(21,677)

Net cash flows provided by (used in) financing activities	5,664	(18,380)	(14,145)

Net increase (decrease) in cash and cash equivalents	11,429	(5,174)	900
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	27,662	39,091	33,917

CASH AND CASH EQUIVALENTS AT END OF YEAR	$39,091	$33,917	$34,817

SUPPLEMENTAL INFORMATION:
Cash paid for interest	$39,043	$41,452	$56,238

Cash paid for income taxes	$—	$75	$175

Equipment purchased under capital leases	$7,293	$8,342	$12,667

Accumulated other comprehensive gain (loss)	$(372)	$(566)	$938

See accompanying notes.

TRUMP CASINO HOLDINGS, L.L.C.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Organization and Operations

The accompanying condensed consolidated financial statements include those of Trump Casino Holdings, L.L.C., a Delaware single member limited liability company (“TCH”), and its subsidiary, Trump Casino Funding, Inc., a Delaware corporation (“TCF”). TCH’s wholly-owned subsidiaries include: (i) TCF, (ii) Trump Marina Associates, L.P. (“Marina Associates”), (iii) Trump Marina, Inc., (iv) Trump Indiana, Inc. (“Trump Indiana, Inc.”), (v) Trump Indiana Realty, L.L.C. (“Trump Indiana Realty”) and (vi) THCR Management Holdings, L.L.C. (“THCR Management”) and its subsidiary, THCR Management Services, L.L.C. (“Trump 29 Services”).

The sole member of TCH (the “Company”), is Trump Hotels & Casino Resorts Holdings, L.P., a Delaware limited partnership (“THCR Holdings”). THCR Holdings is owned approximately 63.4% by Trump Hotels & Casino Resorts, Inc., a Delaware corporation (“THCR”), as both a general and limited partner, and approximately 36.6% by Donald J. Trump as a limited partner. THCR is a publicly held company whose common stock, par value $.01 per share (the “THCR Common Stock”), is traded on The New York Stock Exchange under the symbol “DJT.”

On March 25, 2003, TCH was capitalized. Simultaneously, Marina Associates, Trump Marina, Inc., Trump Indiana, Inc., Trump Indiana Realty, THCR Management and Trump 29 Services became wholly-owned subsidiaries of TCH. As a result of this reorganization, the accompanying condensed consolidated financial statements present the condensed consolidated financial statements of TCH and subsidiaries as of December 31, 2002 and December 31, 2003 and for each of the three years in the period ended December 31, 2003.

Marina Associates owns and operates Trump Marina Hotel Casino (“Trump Marina”), a casino hotel located in the Marina District of Atlantic City, New Jersey (the “Marina District”). Trump Indiana, Inc. owns and operates Trump Casino and Hotel, a riverboat gaming facility operating in Buffington Harbor, on Lake Michigan, Indiana (the “Trump Indiana Riverboat”). THCR Management is the sole member of Trump 29 Services. Trump 29 Services manages the day-to-day operations of Trump 29 Casino located in Coachella Valley, California (near Palm Springs) pursuant to a five year management agreement (the “Trump 29 Management Agreement”) commencing on April 16, 2002, between Trump 29 Services and Twenty-Nine Palms Enterprises Corporation, a corporation wholly-owned by the Twenty Nine Palms Band of Luiseno Mission Indians, a federally recognized Native American Tribe and the owner of Trump 29 Casino (the “Tribe”). Trump Marina, Inc. is the general partner of Marina Associates. Trump Indiana, Inc. Realty, L.L.C. has no material assets or operations. At December 31, 2003, THCR Management has no assets or operations.

TCH’s primary activity is gaming. The Company views each casino property as an operating segment and all such operating segments have been aggregated into one reporting segment. Each casino property derives its revenues from casino operations, room rental, food and beverage sales, and entertainment revenue.

TCH and TCF have no operations and their ability to service their debt is dependent upon the successful operations of Trump Marina and the Trump Indiana Riverboat, and the management fees generated pursuant to the Trump 29 Management Agreement.

All significant intercompany balances and transactions have been eliminated in the accompanying condensed consolidated financial statements.

TCH has no operations, except for its ownership of Marina Associates, Trump Indiana, Inc. and the management of Trump 29 Casino. A substantial portion of TCH’s revenues are derived from its gaming operations. Competition in the Atlantic City and Indiana casino markets is intense and management believes that this competition will continue as more casinos are opened and new entrants into the gaming industry become operational.

The ability of TCH and its subsidiaries to service its long-term debt depends on the operations of its casino properties and management fees generated by Trump 29 Casino. The Company views each casino property as an operating segment and all such operating segments have been aggregated into one reporting segment. Each casino property derives its revenues from casino operations, room rentals, food and beverage sales, and entertainment revenue.

TRUMP CASINO HOLDINGS, L.L.C.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The Company has incurred recurring operating losses, which totaled $22.1 million, $15.7 million, and $27.1 million during the years ended December 31, 2001, 2002, and 2003, respectively and has a working capital deficit of $17.4 million at December 31, 2003. The recurring operating losses are primarily the result of substantial debt service obligations on outstanding indebtedness. In 2004, the Company’s and THCR’s debt service obligation is approximately $70 million and $225 million, respectively. Additionally, the Company has experienced increased competition and other challenges in its markets. Due to these factors, THCR has not been able to expand its operations or reinvest in the maintenance of its owned properties, including the Company’s properties, at desired levels. Furthermore, the Company does not currently have any short-term borrowing capacity available. Although the Company anticipates that it will have sufficient funds on hand to provide for the scheduled debt service obligations on its outstanding indebtedness during 2004, there can be no assurances such funds will be available. Additionally, there can be no assurance that THCR will have funds available to provide for scheduled debt service obligations on its consolidated indebtedness and the impact, if any, on the Company if such funds were insufficient.

As a result of these factors, management has reviewed various financing alternatives. As discussed in Note 13, the Company’s parent company, THCR, announced that it has entered into an exclusivity agreement with DLJ Merchant Bankers III, L.P. (“DLJMB”) in connection with a proposed $400 million equity investment by DLJMB to sponsor a comprehensive recapitalization of THCR and its subsidiaries. On the same date as the announcement of the Potential Recapitalization, certain credit agencies downgraded certain of THCR’s indebtedness. The Potential Recapitalization is contingent upon a variety of factors. No assurances can be made that the Potential Recapitalization will occur, or if it does occur, that it will occur on terms acceptable to THCR to allow THCR to meet its obligations as they become due. Additionally, management has implemented programs to obtain cash flow savings and will continue to attempt to implement such programs in the upcoming year if the Potential Recapitalization does not occur. These programs include labor savings through increased automation of the slot machine product on the gaming floor and the further reduction of planned capital expenditures and maintenance programs. However, there can be no assurances that these programs will be successful for any protracted period of time. Accordingly, the financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets, or the amounts and classification of liabilities that may result from the outcome of this uncertainty or the Potential Recapitalization.

(2) Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires TCH to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Revenue Recognition

Gaming revenues consist of the net win from gaming activities, which is the difference between gaming wins and losses. Revenues from hotel and other services are recognized at the time the related services are performed. Management fees are recognized in the period in which they are earned. All management fees are from one entity.

TCH provides an allowance for doubtful accounts arising from casino, hotel and other services, which are based upon a specific review of certain outstanding receivables and historical collection information. In determining the amount of the allowance, TCH is required to make certain estimates and assumptions. Actual results may differ from these estimates and assumptions.

Promotional Allowances

The retail value of food, beverages, hotel rooms and other services provided to customers without charge is included in gross revenue and deducted as a promotional allowance. The estimated departmental costs of providing such promotional allowances are included in gaming costs and expenses in the accompanying consolidated statements of operations and consist of:

	2001	2002	2003
Rooms	$11,081,000	$10,036,000	$10,153,000
Food and beverage	21,917,000	21,349,000	20,917,000
Other	2,351,000	1,055,000	756,000

	$35,349,000	$32,440,000	$31,826,000

TRUMP CASINO HOLDINGS, L.L.C.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Promotional allowances also include volume based cash rebates and coin given to patrons.

Cash discounts based upon a negotiated amount with each patron are recognized as a promotional allowance on the date the related revenue is recorded. Cash-back program awards that are given to patrons based upon earning points for future awards are accrued as the patron earns the points. The amount is recorded as a reduction of revenue in the statement of operations. When estimating the amount of the accrual, the Company calculates a redemption rate based upon historical redemption rates.

The Company offers other incentive programs. These programs are monthly gifts and other promotional items. Management elects the type of gift and the person to whom it will be given. Since these awards are not cash awards, the Company records them as gaming expenses in the statement of operations. Such amounts are expensed on the date the award can be utilized by the patron.

Statements of Cash Flows

For purposes of the statements of cash flows, cash and cash equivalents include hotel and casino funds, funds on deposit with banks and temporary investments purchased with a maturity of three months for less.

Inventories

Inventories of provisions and supplies are carried at the lower of cost (weighted average) or market.

Property and Equipment

Property and equipment is carried at cost and is depreciated on the straight-line method using rates based on the following estimated useful lives:

Buildings and building improvements	40 years
Riverboat	30 years
Furniture, fixtures and equipment	2 - 10 years
Leasehold improvements	4 - 40 years

Depreciation expense also includes amortization of assets under capital lease obligations.

Long-Lived Assets

In accordance with the provisions of Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, management assesses the carrying values of the Company’s assets when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable from the estimated future cash flows expected to result from its use. The factors considered by management in performing this assessment include current operating results, trends and prospects, as well as the effect of demand, competition and other economic factors. In circumstances where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of the asset. In estimating expected future cash flows for determining whether an asset is impaired, assets are grouped at the operating unit level, which for most of our assets is the individual casino. In estimating the fair value of an asset, management utilizes the prices of similar assets and the results of other valuation techniques.

Investment in Buffington Harbor Riverboats, L.L.C.

TCH accounts for its investment in the Buffington Harbor Riverboats, L.L.C. (“BHR”) (a 50% joint venture between Trump Indiana, Inc. and the Majestic Star Casino, L.L.C. (“Barden”) under the equity method of accounting.

TRUMP CASINO HOLDINGS, L.L.C.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Trump Indiana, Inc. and Barden formed BHR and entered into an agreement (the “BHR Agreement”) relating to the joint ownership, development and operation of all common land-based and waterside operations in support of each of Trump Indiana, Inc.’s and Barden’s separate riverboat casinos at Buffington Harbor. Trump Indiana, Inc. and Barden are equally responsible for the operating expenses of the common land-based facilities at the site. There can be no assurance that Trump Indiana, Inc. and/or Barden will be able to fund their respective share of future capital contributions or operating expenses.

In accordance with the BHR Agreement, Trump Indiana, Inc. and Barden pay berthing and other fees in an amount to cover the operating expenses of BHR. Berthing fees and other fees paid are included in general and administrative expenses in the accompanying statements of operations. As of December 31, 2002, Trump Indiana, Inc. had approximately $378,000 due from BHR. As of December 31, 2003, Trump Indiana, Inc. had approximately $2,189,000 due to BHR.

Selected financial information of BHR is as follows:

	December 31,
	2002	2003
Cash	$50,505	$82,639
Total current assets	$441,535	$5,095,856
Property, plant, and equipment, net	$65,616,042	$61,881,975
Total assets	$66,165,991	$67,079,079
Total current liabilities	$2,499,369	$7,223,402
Total liabilities	$2,499,369	$7,611,893
Total members’ equity	$63,666,622	$59,467,186

	Years ended December 31,
	2001	2002	2003
Gross revenues	$16,468,581	$16,095,365	$18,434,627
Operating loss	$(5,981,620)	$(4,794,560)	$(4,785,459)
Net loss	$(5,595,475)	$(4,848,863)	$(4,790,868)

In September 2000, Buffington Harbor Parking Associates (“BHPA”) was formed as a 50/50 joint venture between Trump Indiana, Inc. and an affiliate of Barden for the purpose of constructing and operating a parking garage. The estimated cost of the parking garage, including the land, was approximately $25,000,000.

BHPA separately leases the parking garage to each of (i) Trump Indiana, Inc. pursuant to a parking lease, dated June 19, 2001 (the “Trump Indiana, Inc. Garage Lease”), and (ii) Barden under a substantially identical lease agreement. The term of the Trump Indiana, Inc. Garage Lease is until December 31, 2018. The initial rent installment, paid by Trump Indiana, Inc. for the Trump Indiana, Inc. Garage Lease, was approximately $8.8 million, which will be amortized on a straight-line basis over the term of the lease. In addition, Trump Indiana, Inc. is obligated to pay BHPA a monthly rent equal to (i) 50% of BHPA’s debt service on the $17.1 million financing (the “Financing”) to build the parking garage and (ii) 50% of any construction costs incurred by BHPA in excess of the net proceeds of the Financing. In the event either party defaults on its rental obligation under its garage lease with BHPA, the other party will be obligated to pay rent in an amount sufficient to satisfy 100% of BHPA’s debt service obligations on the Financing. Rent expense for the years ending December 31, 2002 and 2003 was $829,000 and $3,120,000, respectively. No rent expense was incurred in 2001 as the parking garage was completed in 2002.

Deferred Financing Costs

Financing costs, including underwriters’ discounts and direct transactional fees (including accounting, legal, and printing) associated with the issuance of debt have been capitalized as deferred bond and loan issuance costs in the accompanying balance sheet and are being amortized to interest expense over the terms of the related debt. For

TRUMP CASINO HOLDINGS, L.L.C.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

costs incurred related to refinancing efforts no longer pursued and transactional fees earned by employees upon the successful completion of a debt refinancing, such amounts are expensed as incurred.

Income Taxes

The accompanying financial statements do not include a provision for federal income taxes since (i) Marina Associates and THCR Management income or losses are allocated to the partners and are reportable for federal income tax purposes by the partners, and (ii) Trump Indiana, Inc., which is a C-Corporation, had sufficient net operating loss (“NOL”) carry forwards to offset taxable income generated during 2002 and 2003. The Federal NOL carry forwards at Trump Indiana, Inc. expire from 2018 through 2023.

Under the New Jersey Casino Control Act (the “Casino Control Act”), Marina Associates is required to file a New Jersey corporation business tax return. As of December 31, 2003, Marina Associates had net operating loss carry forwards of approximately $117,000,000 for New Jersey state income tax purposes. The NOL carry forwards result in a deferred tax asset of $10,530,000, which has been offset by a valuation allowance of $10,530,000, as utilization of such carry forwards are not certain. The New Jersey state NOL carry forwards expire from 2004 through 2010.

On July 3, 2002, the State of New Jersey passed the New Jersey Business Tax Reform Act (the “Act”). This Act, among other things, requires the suspension of the use of New Jersey net operating loss carry forwards for two years and imposes a new alternative minimum assessment amount under the New Jersey corporate business tax based on either gross receipts or gross profits, as defined. The Act is retroactive to January 1, 2002. In accordance with the Act, TCH has recorded a provision for current income tax expense of $1,200,000 and $1,200,000 for each of the years ended December 31, 2002 and 2003.

On July 1, 2003, the New Jersey legislature passed a law that increased the taxation of New Jersey casinos. The new law imposes, among other taxes, a New Jersey Profits Tax based on 7.5% of each casino’s 2002 adjusted net income (defined as net income plus management fees) subject to a minimum annual tax of $350,000. The tax is assessed during the period from July 1 to June 30, to be consistent with the fiscal year of the State of New Jersey. For the year ended December 31, 2003, the Company recorded a charge to income tax expense on the statement of operations for $175,000 related to the New Jersey Profits Tax. The legislation also imposes a 4.25% tax on complimentaries (i.e. free rooms, food, beverages and entertainment given to patrons), an increase in the hotel tax of $3.00 per day on each occupied room, and increases the parking fee tax from $1.50 to $3.00 per car per day.

Advertising Expense

TCH expenses advertising costs as they are incurred. Advertising expenses were $3,949,000, $3,505,000 and $3,984,000 for the years ended December 31, 2001, 2002 and 2003, respectively.

Derivative Instruments and Hedging Activities

Trump Indiana, Inc. accounts for derivative instruments and hedging activities under SAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and SAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities – an Amendment of FASB Statement No. 133.” Trump Indiana, Inc. recognizes derivatives on the balance sheet at fair value.

It is the policy of Trump Indiana, Inc. to identify, on a continuing basis, the need for debt capital, and evaluate the financial risk inherent in funding Trump Indiana, Inc. with debt capital. Reflecting the results of this ongoing review, the debt portfolio and hedging program of Trump Indiana, Inc. is managed with the objective and intent to reduce the interest rate risk of the debt in accordance with certain debt management parameters. Trump Indiana, Inc. enters into interest rate swap agreements to change the fixed/variable rate debt within the parameters established by management. In accordance with these parameters, the agreements are used to reduce interest rate risks and costs inherent in Trump

TRUMP CASINO HOLDINGS, L.L.C.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Indiana, Inc.’s debt portfolio. Accordingly, at December 31, 2002, Trump Indiana, Inc. had an interest rate swap agreement to effectively convert variable-rate debt to fixed-rate debt. During 2003, in connection with the Company’s debt refinancing (See Note 3), the Trump Indiana Notes were redeemed and the interest rate swap was terminated (which resulted in a charge to interest expense of $938,000).

Accumulated Other Comprehensive Income

SAS No. 130, “Reporting Comprehensive Income,” established the concept of comprehensive income. Comprehensive income is defined as net income plus revenue, expenses, gains and losses that, under generally accepted accounting principles is comprised of changes in the fair value of derivatives and hedging instruments designated as cash flow hedges. TCH’s accumulated other comprehensive income is presented in the consolidated statements of capital/(deficit).

Recent Accounting Pronouncements

In July 2001, the FASB issued SAS No. 143, “Accounting for Asset Retirement Obligations.” This standard addresses the financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The standard is effective for fiscal years beginning after June 15, 2002. The effect of adoption was not material to TCH’s financial results.

Effective January 1, 2003, the Company adopted the Financial Accounting Standards Board’s (“FASB”) Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an Interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34” (“FIN 45”). The interpretation requires that upon issuance of a guarantee, the entity must recognize a liability for the fair value of the obligation it assumes under that guarantee. In addition, FIN 45 requires disclosures about the guarantees that an entity has issued, including a roll-forward of the entity’s product warranty liabilities. This interpretation is intended to improve the comparability of financial reporting by requiring identical accounting for guarantees issued with separately identified consideration and guarantees issued without separately identified consideration. Adoption of this Interpretation had no material impact on the Company’s consolidated financial position, consolidated results of operations, or liquidity.

In January 2003, the FASB issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities, an interpretation of “RB 51.” The primary objectives of this interpretation are to provide guidance on the identification of entities for which control is achieved through means other than through voting rights (“variable interest entities”) and how to determine when and which business enterprise (the “primary beneficiary”) should consolidate the variable interest entity. This new model for consolidation applies to an entity in which either (i) the equity investors (if any) do not have a controlling financial interest; or (ii) the equity investment at risk is insufficient to finance that entity’s activities without receiving additional subordinated financial support from other parties. In addition, FIN 46 requires that the primary beneficiary, as well as all other enterprises with a significant variable interest in a variable interest entity, make additional disclosures. Certain disclosure requirements of FIN 46 were effective for financial statements issued after January 31, 2003. In December 2003, the FASB issued FIN 46 (revised December 2003), “Consolidation of Variable Interest Entities” (“FIN 46-R”) to address certain FIN 46 implementation issues. The effective dates and impact of FIN 46 and FIN 46-R are as follows: (i) Special-purpose entities (“SPEs”) created prior to February 1, 2003 - the company must apply either the provisions of FIN 46 or early adopt the provisions of FIN 46-R at the end of the first interim or annual reporting period ending after December 15, 2003. (ii) Non-SPEs created prior to February 1, 2003 - the company is required to adopt FIN 46-R at the end of the first interim or annual reporting period ending after March 15, 2004. (iii) All entities, regardless of whether an SPE, that were created subsequent to January 31, 2003 - the provisions of FIN 46 were applicable for variable interests in entities obtained after January 31, 2003. The adoption of the provisions applicable to SPEs and all other variable interests obtained after January 31, 2003 did not have a material impact on the Company’s consolidated financial position, consolidated results of operations, or liquidity. The Company is currently evaluating the impact of adopting FIN 46-R applicable to Non-SPEs created prior to February 1, 2003 but does not expect a material impact.

TRUMP CASINO HOLDINGS, L.L.C.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Other Assets

Included in Other Assets is a $1,822,000 payment for sales and use tax assessed on Trump Indiana, Inc.’s riverboat vessel which is being appealed. Trump Indiana, Inc. made this payment in 2002 in order to avoid incurring interest and penalties while this matter is under appeal. Trump Indiana, Inc.’s appeal is based on the fact that it pays property taxes on the riverboat vessel as the vessel was determined to be real property by the taxing authority, and therefore, not susceptible to a use tax. Management believes that the amount will be fully recoverable upon settlement of the appeal.

Reclassifications

Certain reclassifications and disclosures have been made to the prior year financial statements in order to conform to the current year presentation.

(3) Long-Term Debt

Long-term debt consists of:

	December 31,
	2002	2003
Trump Casino Holdings, L.L.C. 11 5/8% First Priority Mortgage Notes, due 2010, net of unamortized discount of $20,395,000 (h)	$—	$404,605,000
Trump Casino Holdings, L.L.C. 17 5/8% Second Priority Mortgage Notes, due 2010 (h)	—	66,842,000
Trump’s Castle Funding, Inc. 11 3/4% Mortgage Notes due 2003, net of unamortized discount of $7,054,000 (a)	235,087,000	—
Trump’s Castle Funding, Inc. 13 7/8% Pay-In-Kind Notes (“PIK Notes”) due 2005, net of unamortized discount of $4,089,000 (b)	152,063,000	—
Castle Associates Term Credit Facility (c)	70,000,000	—
Trump Indiana, Inc. Notes (d)	21,891,000	—
Other notes payable (e)	2,201,000	4,154,000
FNB Loan (f)	1,268,000	—
Capital lease obligations (g)	12,444,000	14,351,000

Total debt	494,954,000	489,952,000
Less-current maturities	(7,712,000)	(10,272,000)

Long-term debt	$487,242,000	$479,680,000

(a)	The Trump’s Castle Funding, Inc. Mortgage Notes (the “Mortgage Notes”) had borne interest at 11-3/4%, payable in cash semiannually, and were scheduled to mature on November 15, 2003. During 2003, the Mortgage Notes were redeemed were the net proceeds of the TCH Notes Offering. See Note 3(h).

(b)	The PIK Notes had borne interest at 13-7/8% payable at Trump Castle Funding Inc.’s option in whole or in part in cash and through the issuance of additional PIK Notes through November 15, 2003. The PIK Notes were scheduled to mature on November 15, 2005. Interest payments of $17,368,000, $17,805,000 and $8,636,000 in 2001, 2002 and 2003, respectively, were satisfied by the issuance of additional PIK Notes. THCR Holdings owned approximately 91% of the PIK Notes. During 2003, the PIK Notes were redeemed with the net proceeds of the TCH Notes Offering, excluding the $141 million principal amount held by THCR Holdings which were cancelled without payment. See Note 3(h).

TRUMP CASINO HOLDINGS, L.L.C.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(c)	On June 12, 2002, Castle Associates entered into a $70,000,000 term credit facility (the “Term Credit Facility”) which was scheduled to mature on November 1, 2003 and had borne interest at a rate based on the Eurodollar rate (LIBOR based). During 2003, the Term Credit Facility was repaid in full. See Note 3(h).

(d)	On April 27, 2001, Trump Indiana, Inc. entered into a loan agreement (“Trump Indiana Notes”) with a bank group for $27,500,000. During 2003, the Trump Indiana, Inc. Notes were redeemed and the interest rate swap was terminated. See Note 3(h).

(e)	On May 13, 2002, Trump Indiana, Inc. entered into a loan agreement with a bank for $3,100,000. Proceeds from the loan were used to purchase slot equipment which secures the loan. The loan bears an interest rate of 0.625% per annum above the Prime Rate and the loan amortizes over a 24 month term. The interest rate at December 31, 2003 was 4.625%. On May 30, 2003, Trump Indiana, Inc. entered into a loan agreement with a bank for $5,000,000. Proceeds from the loan were used to purchase slot equipment which secures the loan. The loan bears an interest rate of 4.25% and the loan amortizes over a 24 month term.

(f)	Repaid in connection with debt refinancing in 2003. See Note 3(h).

(g)	Marina Associates and Trump Indiana, Inc. have entered into various capital leases which are secured by the underlying real property or equipment with interest rates ranging from 0.9% to 15.0%. These leases mature on various dates during the years 2004 through 2006.

(h)	On March 25, 2003, TCH and its wholly-owned subsidiary, Trump Casino Funding, Inc. (“TCF”), consummated a private placement, (the “TCH Notes Offering”), of two new issues of mortgage notes: (i) $425.0 million principal amount of First Priority Mortgage Notes due March 15, 2010, bearing interest at a rate of 11 5/8% per year payable in cash, sold at a price of 94.832% of their face amount for an effective yield of 12.75%, (the “TCH First Priority Mortgage Notes”), and (ii) $50.0 million principal amount of second priority mortgage notes due September 15, 2010, bearing interest at a rate of 11 5/8% per year payable in cash, plus 6.0% though the issuance of payable-in-kind notes (the “TCH Second Priority Mortgage Notes”, and together with the First Priority Mortgage Notes, (the “TCH Notes”).

In connection with the TCH Notes Offering, Donald J. Trump purchased in a concurrent private offering, $15.0 million aggregate principal amount of additional TCH Second Priority Mortgage Notes at the same purchase price at which the initial purchasers purchased the TCH Second Priority Mortgage Notes.

The net proceeds of the TCH Notes Offering and the concurrent private offering of TCH Second Priority Mortgage Notes to Donald J. Trump were used on the consummation date of the TCH Notes Offering or the applicable redemption to:

•	redeem at the applicable redemption prices $242.1 million aggregate principal amount of Mortgage Notes;

•	repay $70.0 million aggregate principal amount of Marina Associates’ bank debt due 2003;

•	redeem at the applicable redemption prices $14.3 million principal amount of PIK Notes;

•	repay $20.3 million aggregate principal amount of Trump Indiana, Inc.’s bank debt due 2006;

•	acquire and redeem at the applicable redemption prices $96.9 million aggregate principal amount the THCR Holdings Senior Notes; and

•	repay $0.2 million aggregate principal amount of THCR Management’s bank debt due 2003.

Also, in connection with the TCH Notes Offering, $141.9 million principal of the Castle PIK Notes and $35.5 million principal amount of THCR Holdings Senior Notes held by THCR Holdings and its subsidiaries were cancelled without payment.

TRUMP CASINO HOLDINGS, L.L.C.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Included in the $96.9 million principal amount (including call premium) of THCR Holdings Senior Notes purchased with the net proceeds of the TCH Notes Offering, $1.7 million principal amount of THCR Holdings Senior Notes were held by Mr. Trump. THCR Holdings also acquired an additional $15.0 million principal amount of THCR Holdings Senior Notes on the closing date of the TCH Notes Offering in a private transaction with Donald J. Trump. The purchase price of the aggregate $16.7 million principal amount of THCR Holdings Senior Notes acquired from Mr. Trump consisted of the proceeds from the issuance of 1,500 shares of Series A Preferred Stock, par value $1.00 per share, of THCR valued at $15.0 million, plus a cash amount equal to $1.7 million, plus the applicable redemption premium of 2.583% (approximately $430,000) and accrued interest of approximately $0.7 million on the entire $16.7 million principal amount of THCR Holdings Senior Notes sold by Mr. Trump. The Series A Perferred Stock of THCR, upon stockholder approval obtained at the annual stockholders’ meeting on June 12, 2003, were exchanged by Mr. Trump on July 11, 2003 for an aggregate of 7,894,737 shares of THCR Common Stock.

Financing costs, including underwriters’ discounts of 2.5 % to the purchasers of the TCH First Priority Mortgage Notes and 10% to the purchasers of the TCH Second Priority Mortgage Notes and direct transactional fees (including accounting, legal and printing), have been capitalized as deferred bond and loan issuance costs in the accompanying balance sheet and are being amortized to interest expense over the term of the debt.

In connection with the refinancing, TCH recognized a net gain of $7,931,000 which consists of a net gain of $10,451,000 on the retirement of Castle Funding’s 11 3/4% Mortgage Notes due 2003 and the Castle PIK Notes, the settlement of Trump Indiana, Inc.’s interest rate swap for $851,000 and the write-off of unamortized loan costs of approximately $1,669,000.

Pursuant to the indentures governing the TCH Notes, TCH and TCF filed a registration statement on Form S-4 (File No: 333-104916) with the SEC to register notes having substantially identical terms as the TCH Notes, or the Exchange Notes, as part of an offer to exchange freely tradable Exchange Notes for the TCH Notes. The SEC declared the registration statement effective on July 10, 2003, and holders exchanged their TCH Notes for Exchange Notes on August 13, 2003.

Also, TCH and TCF filed a registration statement on Form S-1 (File No.: 333-105760) with the SEC to register for potential resale $15.0 million principal amount of Second Priority Notes purchased by Mr. Trump concurrently with the TCH Notes Offering. The SEC declared the registration statement effective on August 6, 2003. Mr. Trump has advised the Company that he does not currently have any intentions of selling his Second Priority Notes.

The interest rate on the TCH First Priority Mortgage Notes will increase by 0.5% per annum if the First Priority Leverage Ratio for any fiscal year, commencing with the year ending December 31, 2003, exceeds 4.8 to 1.0, and by 1.0% per annum if the First Priority Leverage Ratio exceeds 5.3 to 1.0. Similarly, the rate of interest payable in cash on TCH Second Priority Mortgage Notes will increase by 0.5% per annum or 1.0% per annum if the First Priority Leverage Ratio for any fiscal year, commencing with the year ending December 31, 2003, exceeds 4.8 to 1.0 or 5.3 to 1.0, respectively. For these purposes, the term “First Priority Leverage Ratio” for any year is defined generally as the ratio of (a) the total outstanding principal amount of the TCH First Priority Mortgage Notes (plus other indebtedness, if any, ranking pari passu with TCH’s First Priority Mortgage Notes) as of December 31, of such year to (b) the Consolidated EBITDA of TCH without duplication, the sum of consolidated net income, plus consolidated income tax expense, plus consolidated depreciation and amortization expense, plus consolidated fixed charges and non-cash charges related to regulatory write downs for the year.

The First Priority Leverage Ratio for the year ending December 31, 2003 resulted in an increase in the interest rates on the TCH Notes of 1.0%. Such increase is effective from and after March 15, 2004 to March 14, 2005, at which point the rates of interest payable on the TCH Notes will be restored to their original levels, pending the First Priority Leverage Ratio computation for fiscal 2004.

TRUMP CASINO HOLDINGS, L.L.C.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The Company can redeem the Priority Mortgage Notes at the redemption prices for the fiscal period beginning March 15 as indicated in the below table:

	First Priority	Second Priority
2007	108.719%	108.719%
2008	104.359%	104.359%
2009 and thereafter	100.000%	100.000%

Not withstanding the foregoing paragraph, at any time prior to March 15, 2006, the Company may on one or more occasions redeem up to 35% of the aggregate principal amount of the First Priority Mortgage Notes and up to 35% of the aggregate principal amount of the Second Priority Mortgage Notes at a redemption price of 111.625% with the net cash proceeds of any equity offering as defined in the indentures to the Priority Mortgage Notes.

The indentures of the Priority Mortgage Notes contain various restrictions including the ability of TCH (and mostly all of its subsidiaries) to incur additional debt, pay dividends, issue stock or repurchase stock, make capital all of its subsidiaries, or merge with another entity. The Priority Mortgage Notes are guaranteed by each of the subsidiaries of TCH (other than Trump Casino Funding, which is one of the issuers) fully and unconditionally and on a senior secured basis. Substantially all assets of TCH and its subsidiaries are pledged as security on the Priority Mortgage Notes.

Future minimum payments under capital leases as of December 31, 2003, are as follows:

2004	$8,272,000
2005	6,496,000
2006	1,461,000
2007	—
2008	—

Total minimum payments	$16,229,000
Less: amount representing interest	1,878,000

Present value of minimum lease payments	$14,351,000

The aggregate maturities of long-term debt, including capital leases, as of December 31, 2003, are as follows:

2004	$10,272,000
2005	6,813,000
2006	1,420,000
2007	—
Thereafter	491,842,000

Total	$510,347,000

TRUMP CASINO HOLDINGS, L.L.C.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(4) Commitments and Contingencies

Operating Leases

TCH has entered into leases for certain property (primarily land), advertising billboards, and various equipment under operating leases. Rent expenses for the years ended December 31, 2001, 2002 and 2003 were $3,259,000, $5,015,000 and $7,218,000, respectively.

Future minimum lease payments under noncancellable operating leases as of December 31, 2003 are as follows:

Total
2004	$3,830,000
2005	3,714,000
2006	3,569,000
2007	3,561,000
2008	3,561,000
Thereafter	20,198,000

$38,433,000

Certain of these leases contain options to purchase the leased properties at various prices throughout the leased terms.

Employment Agreements

TCH has entered into employment agreements with certain key employees which will expire on various dates through March 31, 2006. Total minimum commitment on these agreements at December 31, 2003 is $1,812,000.

New Jersey Casino License Regulations and Renewal

The operation of an Atlantic City hotel and casino is subject to significant regulatory controls which affect virtually all of its operations. Under the Casino Control Act, Marina Associates is required to maintain certain licenses. Casino licenses must be renewed periodically, are not transferable, are dependent on the financial stability of the licensee and can be revoked at any time.

In June 2003, the New Jersey Casino Control Commission renewed Marina Associates’ license to operate Trump Marina for the next four year period through 2007. Upon revocation, suspension for more than 120 days, or failure to renew a casino license, the Casino Control Act provides for the mandatory appointment of a conservator to take possession of the hotel and casino’s business and property, subject to all valid liens, claims and encumbrances.

Indiana Gaming Regulations

The ownership and operation of Riverboat gaming operations in Indiana is subject to strict state regulations under the Riverboat Gambling Act (the “Riverboat Act”) and the administrative rules promulgated thereunder. Trump Indiana, Inc. is required to renew its riverboat owner’s license with the Indiana Gaming Commission (the “IGC”) on an annual basis. In June 2002, the IGC granted Trump Indiana, Inc. a riverboat owner’s license, which was renewed until June 2004. Although we believe the IGC will renew the license, no assurance can be given as to such renewal or as to what license conditions, if any, may be imposed by the IGC in connection with such renewal. The IGC may place restrictions, conditions or requirements on the permanent riverboat owner’s license. An owner’s initial license expires five years after the effective date of the license, and unless the owner’s license is terminated, expires, or is revoked, the owner’s license

TRUMP CASINO HOLDINGS, L.L.C.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

may be renewed annually by the IGC upon satisfaction of certain conditions contained in the Riverboat Act. The IGC has adopted certain rules and has published others in proposed or draft form which are proceeding through the review and final adoption process. The IGC also has indicated its intent to predict what effect, if any, the amendment of existing rules or the finalization of new rules might have on the operations of Trump Indiana, Inc.

Trump Indiana, Inc. Certificate of Suitability and City of Gary Development Agreement

As a condition to the Certificate of Suitability, Trump Indiana, Inc. has committed to invest approximately $153,000,000 in the Indiana Riverboat, including certain related projects of the City of Gary, Indiana. Failure to comply with the foregoing conditions and/or failure to continue riverboat operations as required by the IGC may result in revocation of the Certificate of Suitability. There can be no assurance that Trump Indiana, Inc. will be able to comply with terms of the Certificate of Suitability. As part of the $153,000,000 commitment discussed above, Trump Indiana, Inc. is obligated to fund $21,000,000 of specific economic development and infrastructure projects of the City of Gary. This obligation has been fully accrued over the five-year license period. The final charge to operations of approximately $668,000 was recorded during the year ended December 31, 2001. As of December 31, 2003, $4,975,000 remains payable to the City of Gary related to the total $153,000,000 commitment discussed above.

In addition, Trump Indiana, Inc. established the Trump Indiana, Inc. Foundation (the “Foundation”), a private foundation created for charitable purposes primarily within the City of Gary and Lake County, Indiana. Trump Indiana, Inc. initially funded $1,000,000 to the Foundation and is required to make annual contributions of $100,000.

Indiana Wagering Tax Add-Back

In July 1999, the Indiana Department of Revenue (“Department”) issued a Letter of Findings to an Indiana gaming company that the Riverboat Waging Tax (“RAT”), a tax deducted in computing Federal taxable income is not deductible when computing Indiana adjusted gross income because the RAT represents a tax that is ”based on or measured by income.” The entity that received the Letter of Findings, with the assistance of the Indiana Casino Association, of which Trump Indiana, Inc. is a member, is vigorously contesting this finding in the Indiana Tax Court on the basis that the RAT is an excise tax, which is excluded from Indiana’s add-back requirements. The Department has issued proposed assessments of $3,720,000 plus interest for the 1996, 1997 and 1998 calendar years to Trump Indiana, Inc. Trump Indiana, Inc. has estimated that the amount of the potential exposure for the period of 1999 through 2003, including interest, is approximately $13,161,000. Trump Indiana, Inc. filed a written protest of assessments with the Department in November 2000 and plans to contest this matter vigorously. No accrual has been recorded in the accompanying financial statements as management does not believe a loss is probable based upon the information known at this time. It is reasonably possible that Trump Indiana, Inc.’s estimates related to this matter may change in the near term based upon the ultimate findings of the Tax Court related to the proposed assessments.

The Department has agreed to stay further proceedings with the Trump Indiana, Inc. proposed assessments until the Indiana Tax Court case noted above is resolved. A summary judgment motion hearing of the Tax Court case was held in April 2001 and the findings of the Tax Court are pending.

Gaming Taxes

The Atlantic City casinos are required to pay an annual tax of 8.0% on their gross casino revenue. For the years ended December 31, 2001, 2002 and 2003, Marina Associates’ gross revenue tax was approximately $21,683,000, $22,478,000 and $20,718,000, respectively.

Under Indiana’s gaming law prior to August 5, 2002, a tax was imposed on admissions to gaming excursions at a rate of $3 for each person admitted to the gaming excursion. Beginning on August 5, 2002, under Indiana’s gaming law, a $3 tax is imposed on admission to the gaming facility and no longer per excursion. For the years ended December

TRUMP CASINO HOLDINGS, L.L.C.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

31, 2001, 2002 and 2003, Trump Indiana, Inc. paid admission fees of approximately $9,496,000, $7,975,000 and $4,966,000, respectively.

The State of Indiana also imposes a tax on adjusted gaming receipts, as defined. The amount of this tax was 20% through July 1, 2002; 22.5% from July 1, 2002 to August 5, 2002; and a graduated rate subsequent to August 5, 2002, as follows:

Gaming Receipts	Tax %
$0—$25 Million	15%
$25—$50 Million	20%
$50—$75 Million	25%
$75—$150 Million	30%
Over $150 Million	35%

For the years ended December 31, 2001, 2002 and 2003, Trump Indiana, Inc. paid state gaming taxes of approximately $24,873,000, $24,776,000 and $33,910,000.

During 2003, the State of Indiana passed a legislative bill that retroactively recalculated the amount of gaming wagering tax due to the State of Indiana. The amount of the assessment was $1.9 million and was recorded as gaming expenses in the statement of operations. Approximately half of this amount was paid in 2003 and the remaining portion is due in 2004.

A tax is imposed by the City of Gary on the adjusted gaming receipts, as defined, at a rate of 4%. For the years ended December 31, 2001, 2002 and 2003, Trump Indiana, Inc. paid $4,167,000, $5,140,000 and $5,382,000 to the City of Gary, respectively.

Indiana Property Tax Reassessment

During January 2004, the Company received reassessment notices that increased the valuation of its property in Lake County Indiana where Trump Indiana, Inc. is located. The Company’s Buffington Harbor joint venture also received reassessment notices. The reassessments, which affect the 2002 and 2003 calendar tax years, significantly increased the valuation of the assets. As a result of these assessments, the Company recorded a charge to operations during 2003 of approximately $6.3 million to reflect the increase in the assessed values. Management intends to appeal the assessments as management believes that the reassessments are excessive and not reflective of the value of the assets being assessed. If the Company were successful on the appeal, any credit received would be recognized in the Company’s operating statement in the period in which the credit is realized.

Legal Proceedings

TCH and its subsidiaries, certain members of its former Executive Committee, and certain of its employees have been involved in various legal proceedings. In general, TCH has agreed to indemnify such person against any and all losses, claims, damages, expenses (including reasonable costs, disbursements an counsel fees) and liabilities (including amounts paid or incurred in satisfaction of settlements, judgements, fines and penalties) incurred by them in said legal proceedings.

Various legal proceedings are now pending against TCH and its subsidiaries. TCH considers all such proceedings to be ordinary litigation incident to the character of its business. TCH believes that the resolution of these claims will not, individually or in the aggregate, have a material adverse effect on its financial condition or results of operations.

TRUMP CASINO HOLDINGS, L.L.C.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Marina Associates is a party to various administrative proceedings involving allegations that they have violated certain provisions of the Casino Control Act. Marina Associates believes that the final outcome of these proceedings will not, either individually or in the aggregate, have a material adverse effect on its financial condition, results of operations or its ability to otherwise retain or renew any casino or other licenses required under the Casino Control Act for the operation of its property.

Commencing in early 1994, Trump Indiana, Inc., through its Indiana counsel, had discussion with eight Indiana residents regarding the potential purchase by such residents of 7.5% of the nonvoting stock of Trump Indiana, Inc. These residents had asserted a right to purchase stock in Trump Indiana, Inc. During 1997 and 1998, Trump Indiana, Inc. settled with six of the plaintiffs. During 1999, the remaining two plaintiffs commenced litigation. On March 3, 1999, consequential damages were assessed by the United States District Court against Trump Indiana, Inc. for breach of contract in the amount of $1,334,000 and Trump Indiana, Inc. recorded a charge to operations for this matter during 1999. In June 2001, the United States Seventh Circuit Court of Appeals overturned the lower court’s ruling and remanded the case back to the United States District Court for another trial. On September 3, 2002, the United States Court of Appeals for the Seventh Circuit summarily affirmed the entry of final judgment by the United States District Court in favor of Trump Indiana, Inc. Plaintiff’s Petitions for Rehearing of this decision were also summarily denied by the Seventh Circuit Court of Appeals on October 17, 2002. The deadline for further appeal of these decisions has expired. As a result, the March 3, 1999 verdict in favor of the plaintiffs and against Trump Indiana, Inc. in the amount of $1,334,000 has been reversed and final judgment has been entered on behalf of Trump Indiana, Inc.; accordingly, Trump Indiana, Inc. reversed the liability previously recorded in 1999 and recorded a non-operating gain of $1,334,000 in the accompanying 2002 statement of operations.

Self Insurance Reserves

Self insurance reserves represent the estimated amounts of uninsured claims related to employee health medical costs, workers’ compensation and personal injury claims, that have occurred in the normal course of business. These reserves are established by management based upon a specific review of open claims, with consideration of incurred but not reported claims as of the balance sheet date. The costs of the ultimate disposition of these claims may differ from these reserve amounts.

Federal Income Tax Examinations

The Company is currently undergoing examinations with the Internal Revenue Service for the years 1993 to 1997. Although the outcome of the examinations are not complete, management believes there will be no material impact to the Company’s financial condition or results of operations.

Casino Reinvestment Development Authority Obligations

Pursuant to the provisions of the Casino Control Act, the Company must either obtain investment tax credits, as defined in the Casino Control Act, in an amount equivalent to 1.25% of its gross casino revenues, as defined in the Casino Control Act, or pay an alternative tax of 2 .5% of its gross casino revenues for Marina Associates. Investment tax credits may be obtained by making qualified investments, as defined, or by depositing funds which may be converted to bonds by the New Jersey Casino Reinvestment Development Authority (the “CRDA”), both of which bear interest at two-thirds of market rates resulting in a fair value lower than cost. Marina Associates is required to make quarterly deposits with the CRDA to satisfy its investment obligations.

For the years ended December 31, 2001, 2002 and 2003, TCH charged to operations, on the date funds were deposited with the CRDA, amounts of $1,432,000, $3,762,000 and $1,888,000, respectively, to give effect to the below market interest rates associated with CRDA deposits and bonds. From time to time, Marina Associates has elected to donate funds they have on deposit with the CRDA for various projects. The Company is not obligated to make donations to any specific project, and management elects to donate funds based on the specific facts of each potential donation transaction. Donations in the amounts of $682,000, $3,957,000 and $1,920,000 were made during the years ended

December 31, 2001, 2002 and 2003, respectively. As a result of these donations, the Company charged to operations $303,000, $2,638,000 and $803,000 during the years ended December 31, 2001, 2002 and 2003, respectively.

CRDA bonds and investments are included as other long-term assets on the accompanying combined balance sheet are summarized as follows:

	December 31,
	2002	2003
CRDA deposits, net of valuation allowances of $1,428,000 and $1,333,000	$2,856,000	$2,667,000
CRDA bonds, net of valuation allowances of $1,441,000 and $1,576,000	1,933,000	2,203,000

	$4,789,000	$4,870,000

(5) Employee Benefit Plans

Marina Associates and Trump Indiana, Inc. participate in a retirement savings plan, the Trump Capital Accumulation Plan (“the Plan”), for its nonunion employees under Section 401(k) of the Internal Revenue Code. Employees are eligible to contribute up to 30% of their earnings (as defined) to the plan up to the maximum amount permitted by law, with Marina Associates and Trump Indiana, Inc. matching 50% of an eligible employee’s contributions up to a maximum of 6% of the employee’s earnings. In connection with this plan, TCH recorded charges of approximately $1,221,000, $1,184,000 and $1,201,000 for matching contributions for the years ended December 31, 2001, 2002 and 2003, respectively.

Marina Associates makes payments to various trusteed multi employer pension plans under industry-wide union agreements. The payments are based on the hours worked by or gross wages paid to covered employees. It is not practical to determine the amount of payments ultimately used to fund pension benefit plans or the current financial condition of the plans. Under the Employee Retirement Income Security Act, Marina Associates may be liable for its share of the plans’ unfunded liabilities, if any, if the plans are terminated or if Marina Associates withdraws from participation in such plans. Pension expense charged to operations for the years ended December 31, 2001, 2002 and 2003 was $1,281,000, $1,301,000 and $1,401,000, respectively.

TCH provides no other material post-retirement or post-employment benefits.

(6) Transactions with Affiliates

At December 31, 2002 and 2003, amounts due to affiliates were $4,381,000 and $7,567,000, respectively. Trump Marina has engaged in limited intercompany transactions with Trump Plaza Associates (“Plaza Associates”), Trump Taj Mahal Associates (“Taj Associates”), Trump Administration, a division of Taj Associates (“Trump Administration”), THCR, and the Trump Organization, all of which are affiliates of Trump.

Beginning in late 1997, Marina Associates has utilized certain facilities owned by Trump to entertain high-end customers. Management believes that the ability to utilize these facilities has enhanced Marina Associates’ revenues. In 2002, 2002 and 2003, Marina Associates incurred approximately $7,000, $10,000 and $1,000, respectively, for customer costs associated with such utilization. Also, in exchange for having Trump’s plane available to customers of Trump Marina, Marina Associates has incurred pilot costs of approximately $60,000, $76,000 and $73,000 for the years ended December 31, 2001, 2002 and 2003.

Trump Casino Services, L.L.C. (“TCS”), formed in 1996 for the purpose of realizing cost savings and operational synergies, provided certain administrative functions and certain services to Plaza Associates, Taj Associates, and Marina Associates. Effective December 31, 2000, TCS was merged into Taj Associates, and the obligations, administrative duties, and responsibilities of TCS were assumed by Trump Administration. Management believes that Trump Administration’s services will continue to result in substantial cost savings and operational synergies for Plaza Associates, Taj Associates and Marina Associates. Amounts charged to Marina Associates by Trump Administration for these services were $3,499,000, $3,391,000 and $3,793,000 for the years ended December 31, 2001, 2002 and 2003.

Trump Indiana, Inc. was charged management fees by the THCR Holdings amounting to $4,700,000, $6,114,000 and $1,513,000 in 2001, 2002 and 2003, respectively, pursuant to a management services agreement between Trump Indiana, Inc. and THCR Holdings. On March 25, 2003, this management services agreement was assigned from THCR Holdings to TCH.

Executive Agreement

In consideration of Mr. Trump terminating the Castle Services Agreement, THCR decided, prior to the consummation of the TCH Notes Offering, to revisit Mr. Trump’s compensation arrangements. On April 10, 2003, Mr. Trump, THCR and THCR Holdings entered into an Amended and Restated Executive Agreement (or the Amended Executive Agreement). The Amended Executive Agreement amends and restates the Executive Agreement and is effective as of January 1, 2003. The Amended Executive Agreement was amended on September 17, 2003 to add Trump Atlantic City Associates (“Trump AC”), as a party. Pursuant to the Amended Executive Agreement, Mr. Trump has agreed to act as the President and Chief Executive Officer of THCR and its subsidiaries, if requested. THCR has agreed to nominate Mr. Trump to serve as a director of THCR and, if elected, to appoint him as its Chairman. The initial term of the Amended Executive Agreement is three years and, thereafter, it is automatically extended so that the remaining term on any date is always three years, until such time during such rolling term that either party gives written notice to the other of its election not to continue extending such term, in which case the term shall end three years from the date of which such notice is given. THCR can terminate the Amended Executive Agreement if Mr. Trump fails to maintain various material casino gaming licenses and authorizations and the loss of such licenses has a material adverse effect on THCR and its subsidiaries.

Under the Amended Executive Agreement, Mr. Trump’s annual base salary is $1.5 million per year, beginning January 1, 2003. In addition, from and after January 1, 2003, Mr. Trump will be paid additional fixed compensation of $1.5 million per year if THCR achieves consolidated EBITDA (as defined) or $270 million in any year and incentive compensation equal to 5.0% of THCR’s consolidated EBITDA in excess of $270 million. The term “Consolidated EBITDA” means, with respect to THCR and its consolidated subsidiaries, for any period, an amount equal to the sum of (i) the net income (or loss) of THCR and its consolidated subsidiaries for such period determined in accordance with generally accepted accounting principles, consistently applied, excluding any extraordinary, unusual or non-recurring gains or losses, plus (ii) all amounts deducted in computing such net income (or loss) in respect of interest (including the imputed interest portions of rentals under capitalized leases), depreciation, amortization and taxes based upon or measured by income, plus (iii) other non-cash charges arising from market value adjustments and adjustments pertaining to contributions of deposits in each case in respect of CRDA bonds. Additional fixed compensation and incentive compensation for a given year shall not be deducted in determining net income of THCR for such year.

Castle Services Agreement

Castle Associates had entered into a services agreement, dated December 28, 1993, or the Castle Services Agreement, with Trump Casinos II, Inc. (“TCI-II”), an entity wholly-owned by Trump. Pursuant to the terms of the Castle Service Agreement, TCI-II was obligated to provide Marina Associates, from time to time, when reasonably requested, consulting services on a non-exclusive basis, relating to marketing, advertising, promotional and other similar and related services with respect to the business and operations of Marina Associates, including such other services as the managing partner of Marina Associates may reasonably request.

Pursuant to the Castle Services Agreement, Marina Associates was required to pay an annual fee in the amount of $1,500,000 to TCI-II for each year in which Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”), as defined, exceeded $50,000,000. In addition if the annual fee is attained, TCI-II is to receive an incentive fee equal to 10% of the excess EBITDA over $45,000,000 for such fiscal years. In connection with the TCH Notes Offering, the Castle Services Agreement was terminated effective January 1, 2003.

For the years ended December 31, 2001 and 2002, Marina Associates incurred fees and expenses of $2,207,000 and $3,454,000, respectively, related to the Castle Services Agreement.

Under the terms of the Partnership Agreement and the Services Agreement between Marina Associates and Trump Casinos II, Inc., or TCI-II, Marina Associates was required to pay all costs incurred by TCI-II. For the years ended December 31, 2001 and 2002, Castle Associates paid no expenses on behalf of TCI-II. In connection with the TCH Notes Offering, the Castle Services Agreement was terminated effective January 1, 2003.

TRUMP CASINO HOLDINGS, L.L.C.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(7) Twenty-Nine Palms Development

On April 27, 2000, as amended on March 28, 2002, THCR Management entered into a management agreement (“Management Agreement”) with the Twenty-Nine Palms Band of Luiseno Mission Indians of California, a sovereign Native American nation (the “Tribe”). On April 15, 2002, the Management Agreement was approved by the National Indian Gaming Commission and on April 16, 2002, THCR Management commenced operating the Trump 29 Casino pursuant to the Management Agreement.

The Management Agreement provides that THCR Management will manage and direct all business and affairs in connection with the day-to-day operation, management and maintenance (the “Management Services”) of the Tribe’s recently renovated and expanded casino renamed Trump 29 Casino, which opened on April 2, 2002. The term of the Management Agreement is for five years and expires during April 2007. Commencing in April 2005, an affiliate of the Tribe has the option of buying-out THCR Management from the Management Agreement for an early termination fee as defined in the Management Agreement. Pursuant to the Management Agreement, in consideration for the Management Services, THCR Management receives an annual fee based on a percentage of Net Revenues (as defined in the Management Agreement) for each year of the term (the “Management Fee”). Subject to the rights of the Tribe’s lenders and payment of certain priority amounts under the Management Agreement, the management fee is payable monthly in amounts equal to the accrued management fee for the preceding month plus any accrued and unpaid amounts. The Management Fee shall be payable monthly in amounts equal to the accrued Management Fee for the preceding month plus any accrued, unpaid amounts. Management fee revenue was $3,931,000 for the year ended December 31, 2003. To assist the Tribe in the renovation of the Trump 29 Casino, Trump Hotels & Casino Resorts Development Company, L.L.C. (“THCR Development”), a subsidiary of THCR Holdings entered into a Gaming Facility Construction and Development Agreement, dated April 27, 2000 (the “Development Agreement”), with the Tribe. Pursuant to the Development Agreement, as amended on March 28, 2002, THCR Development and the Palms Enterprise constructed, furnished, and equipped a gaming resort on the Tribe’s existing 75,000 square-foot casino. This construction was completed during 2002 with an additional wing including a casino floor and certain dining and entertainment facilities.

To enable the Tribe to complete the construction and renovation of the Tribe’s casino, THCR Management agreed to act as a participant in the Tribe’s construction loan (the “Tribe Construction Loan”) committing to provide the Tribe with up to $15,800,000 of the $58,000,000 total financing for the project. The Tribe Construction Loan bears interest at the prime rate (as defined) plus 1% and matures August 2007. On November 2, 2001, THCR Management entered into a loan agreement with the Trust Company of the West and certain affiliates thereof (the “TCW Lenders”), pursuant to which the TCW Lenders agreed to loan up to $18,800,000 to THCR Management to enable THCR Management to fund its participation in the Tribe Construction Loan and to pay related expenses (the “Management Loan”).

On November 2, 2001, $11,000,000 of the $18,800,000 commitment under the Management Loan was advanced to THCR Management, of which approximately $8,300,000 was escrowed to fund the participation of THCR Management in the Tribe Construction Loan, and approximately $2,700,000 was allocated to pay fees, expenses and to make required escrow deposits in connection with the Management Loan. During 2002, additional lender participants were added to the lending group funding the Tribe Construction Loan and consequently, THCR Management’s participation in the Tribe Construction Loan was reduced from $15,800,000 to $8,300,000. As of December 31, 2001, $3,535,000 of the $8,300,000 had been funded to the Tribe.

During 2002, THCR Management funded an additional $3,962,000 out of the escrow account to the Tribe in connection with the Tribe Construction Loan. On September 12, 2002, THCR Management assigned its interest in the Tribe’s construction loan to a group of unrelated third-party lenders. The proceeds of such assignment were used by THCR Management, together with the proceeds of a new $2,200,000 loan described below, to satisfy THCR Management’s outstanding indebtedness on the Management Loan. In connection with the repayment of the Management Loan, THCR Management wrote-off approximately $1,700,000 of unamortized deferred financing costs associated with the Management Loan. The write-off of this amount is included in interest expense in the accompanying statement of operations.

On September 12, 2002, THCR Management entered into a $2,200,000 loan agreement with First National Bank (“FNB Loan”). In connection with the TCH Notes Offering, the outstanding principal was repaid with the net proceeds at closing.

TRUMP CASINO HOLDINGS, L.L.C.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(8) Contributed Capital

THCR Holdings incurred expenses on behalf of THCR Management. These expenses included payroll, travel, and consulting fees. The amount of these costs, which have been reflected in the accompanying financial statements as contributed capital, totaled $1,076,000 and $223,000 for the years ended December 31, 2003 and 2003. Prior to January 1, 2002, THCR Holdings incurred start-up and other costs related to obtaining approval of the Management Agreement and related procedures.

(9) Fair Value of Financial Instruments

The carrying amount of the following financial instruments approximate fair value, as follows: (a) cash and cash equivalents, receivables and payables based on the short-term nature of these financial instruments, (b) CRDA bonds and deposits based on the allowances to give effect to the below market interest rates.

The estimated fair value of other financial instruments are as follows:

	December 31, 2002
	Carrying Amount	Fair Value
Marina Associates Mortgage Notes	$235,087,000	$234,877,000
Marina Associates PIK Notes	$152,063,000	$135,851,000

	December 31, 2003
	Carrying Amount	Fair Value
TCH First Priority Mortgage Notes	$404,605,000	$404,813,000
TCH Second Priority Mortgage Notes	$66,842,000	$65,171,000

The fair value of other indebtedness approximated its carrying value based upon the respective terms of the indebtedness.

TRUMP CASINO HOLDINGS, L.L.C.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(10) Financial Information of Trump Casino Funding

Financial information relating to Trump Casino Funding is as follows:

December 31, 2003
Assets:
TCH First Priority Mortgage Notes receivable, net of unamortized discount of $20,395,000	$404,605,000
TCH Second Priority Mortgage Notes receivable	66,842,000

Total Assets	$471,447,000

Liabilities:
TCH First Priority Mortgage Notes payable, net of unamortized discount of $20,395,000	$404,605,000
TCH Second Priority Mortgage Notes payable	66,842,000

Total Assets	$471,447,000

For the Year Ended December 31, 2003
Interest Income	$46,755,923
Interest Expense	46,755,923

Net Income	$—

TRUMP CASINO HOLDINGS, L.L.C.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(11) Combining Financial Information

	2001
	Trump Marina	Trump Indiana	THCR Management	TCH Combined
Total assets	$520,010	$118,815	$10,841	$649,666
Total liabilities	486,147	91,428	11,083	588,658
Capital (deficit)	33,863	27,387	(242)	61,008
Net revenues	252,919	120,903	—	373,822
Costs and expenses	222,324	106,392	—	328,716
Income from operations	30,595	14,511	—	45,106
Net (loss) income	(28,852)	7,039	(242)	(22,055)

	2002
	Trump Marina	Trump Indiana	THCR Management	TCH Combined
Total assets	$515,058	$112,229	$777	$628,064
Total liabilities	511,027	69,911	1,273	582,211
Capital (deficit)	4,031	42,318	(496)	45,853
Net revenues	270,249	124,002	2,710	396,961
Costs and expenses	235,623	103,598	1,115	340,336
Income from operations	34,626	20,404	1,595	56,625
Net (loss) income	(29,832)	15,497	(1,330)	(15,665)

	2003
	Trump Marina	Trump Indiana	THCR Management	TCH Combined
Total assets	$514,346	$113,687	$354	$633,160
Total liabilities	400,408	71,512	10	552,855
Capital	113,938	42,175	344	80,305
Net revenues	250,431	128,405	3,931	382,767
Costs and expenses	226,276	118,669	408	342,589
Income from operations	24,155	9,736	3,523	40,178
Net (loss) income	(19,775)	(1,081)	3,283	(27,135)

Each of the subsidiaries of TCH guarantee the Mortgage Notes fully and unconditionally and on a senior secured basis.

TRUMP CASINO HOLDINGS, L.L.C.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(12) Quarterly Financial Data (unaudited)

	2002
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Net Revenues	$95,068,000	$99,791,000	$109,838,000	$92,264,000	$396,961,000
Income from Operations	13,959,000	14,990,000	20,201,000	7,475,000	56,625,000
Net Loss	(3,631,000)	(2,597,000)	(228,000)	(9,209,000)	(15,665,000)

	2003
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Net Revenues	$90,273,000	$100,190,000	$102,221,000	$90,083,000	$382,767,000
Income from Operations	7,314,000	14,007,000	14,514,000	4,343,000	40,178,000
Net Loss	(6,443,000)	(3,748,000)	(3,778,000)	(13,166,000)	(27,135,000)

On July 3, 2002, the State of New Jersey passed the New Jersey Business Tax Reform Act (the “Act”), among other things, requires the suspension of the use of New Jersey net operating loss carry forwards for two years and imposes a new Alternative Minimum Assessment amount under the New Jersey corporate business tax based on gross receipts or gross profits, as defined. The Act is retroactive to January 1, 2002. In accordance with the Act, TCH has recorded a provision for current income tax expense of $950,000 for the nine months ended September 30, 2002, which represents the cumulative tax due from January 1, 2002 to September 30, 2002. This charge was recorded beginning in the period in which the tax was passed (third quarter) pursuant to the accounting literature in Financial Accounting Standards Board Statement Number 109, Accounting For Income Taxes.

During the year ended December 31, 2002, Trump 29 Services recorded a charge to interest expense of approximately $1,700,000 related to the write-off of deferred financing fees associated with an extinguished debt obligation.

During the fourth quarter of 2002, the Company agreed to donate CRDA funds in return for the use of other CRDA funds for a specific project. As a result of this donation, the Company recorded a charge to operations of $2,638,000 during the fourth quarter of 2002.

During the fourth quarter of 2003, the Company recorded a charge to operations of approximately $6,300,000 as a result of property tax reassessments at the Company’s Indiana facilities.

(13) Subsequent Events

On February 12, 2004. THCR announced that it has entered into an exclusivity agreement with DLJ Merchant Banking Partners III, L.P., or DLJMB, an affiliate of Credit Suisse First Boston, or CSFB, in connection with a proposed $400 million equity investment by DLJMB to sponsor a comprehensive recapitalization of THCR. Consummation of such recapitalization is subject to a variety of conditions, as discussed below. DLJMB’s proposed investment will be in the form of THCR’s common stock and limited partnership units of THCR Holdings, and will, if consummated, result in a substantial deleveraging of THCR’s balance sheet. DLJMB would also become the majority shareholder of THCR, with Donald J. Trump continuing as the Chairman of THCR’s Board of Directors and a significant equity holder. The Potential Recapitalization, if consummated, is anticipated to, among other things, facilitate a large scale expansion of THCR’s current properties and provide for additional

TRUMP CASINO HOLDINGS, L.L.C.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

development. In connection with the Potential Recapitalization, THCR also intends to change its name to Trump International Corporation.

DLJMB’s investment is contingent upon a number of factors, including (i) obtaining regulatory approvals from the casino gaming regulatory authorities, (ii) a restructuring of the TACA Notes ($1.3 billion outstanding at December 31, 2003) and the TCH Notes (approximately $491.8 million outstanding at December 31, 2003) at a discount to the face amount of such notes, and (iii) agreeing upon a purchase price for THCR’s common stock and THCR Holdings’ partnership units with DLJMB.

Although THCR has had extensive discussions with DLJMB regarding the potential transaction, it has not entered into any definitive agreements with DLJMB or any other parties, including note holders, concerning the proposed DLJMB transaction or any other recapitalization (other than the exclusivity agreement with DLJMB and an agreement to pay DLJMB expenses in certain circumstances and a substantial fee if certain transactions occur within specified periods and DLJMB does not participate). There is no assurance that the terms of a definitive agreement concerning DLJMB’s proposed investment in THCR will be reached between THCR and DLJMB, that THCR’s debt will be restructured, or that any potential recapitalization will be consummated. Furthermore, the impact of the proposed recapitalization on existing security holders is uncertain. As noted above, the proposed recapitalization is conditioned upon the holders of the TACA Notes and the TCH Notes agreeing to a reduction in the face amount of their notes.

SCHEDULE II

TRUMP CASINO HOLDINGS, L.L.C.

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

	Balance at Beginning of Period	Charged to Costs and Expenses	Other Changes (Deductions)		Balance at End of Period

YEAR ENDED DECEMBER 31, 2001:
Allowance for doubtful accounts	$2,296,000	$1,430,000	$(747,000	) (A)	$2,979,000

Valuation allowance for the CRDA investments	$3,900,000	$1,432,000	$(1,509,000	) (B)	$3,823,000

YEAR ENDED DECEMBER 31, 2002:
Allowance for doubtful accounts	$2,979,000	$2,303,000	$(2,675,000	) (A)	$2,607,000

Valuation allowance for the CRDA investments	$3,823,000	$3,762,000	$(4,716,000	) (B)	$2,869,000

YEAR ENDED DECEMBER 31, 2003:
Allowance for doubtful accounts	$2,607,000	$1,741,000	$(1,758,000	) (A)	$2,590,000

Valuation allowance for the CRDA investments	$2,869,000	$1,888,000	$(1,848,000	) (B)	$2,909,000

(A)	Write-off of uncollectible accounts.

(B)	Reversal of allowance applicable to contribution of CRDA investments.

THE FOLLOWING REPORT OF ARTHUR ANDERSON, L.L.P. IS A COPY OF A PREVIOUSLY ISSUED REPORT THAT HAS NOT BEEN REISSUED BY ARTHUR ANDERSON, L.L.P. FOR THE PURPOSES OF THIS 10-K, THE FOLLOWING REPORT OF ARTHUR ANDERSON, L.L.P., WHICH WAS THE MOST RECENTLY ISSUED REPORT, RELATES ONLY TO THE YEAR ENDED DECEMBER 31, 2001.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Trump’s Castle Associates, L.P. and Subsidiary:

We have audited the accompanying consolidated balance sheets of Trump’s Castle Associates, L.P. (a New Jersey limited partnership) and Subsidiary as of December 31, 2000 and 2001, and the related consolidated statements of operations, partners’ capital and the cash flows for each of the three years in the period ended December 31, 2001. These consolidated financial statements and the schedule referred to below are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Trump’s Castle Associates, L.P. and Subsidiary as of December 31, 2000 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

Our audits were made for the purpose of forming an opinion on basic financial statements taken as a whole. The schedule listed in the index to the financial statements is presented for the purpose of complying with the Securities and Exchange Commission’s rule and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in our audits of the basic financial statements, and in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

/s/ ARTHUR ANDERSEN LLP

Roseland, New Jersey

March 13, 2002

TRUMP’S CASTLE ASSOCIATES, L.P. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEET

(in thousands)

December 31, 2001
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$22,074
Trade receivables, less allowance for doubtful accounts of $2,852 (Note 2)	12,023
Other receivables	941
Inventories (Note 2)	2,801
Prepaid expenses and other current assets	1,856

Total current assets	39,695

PROPERTY AND EQUIPMENT (Note 2 and 3)
Land and land improvements	92,379
Buildings and building improvements	409,324
Furniture, fixtures and equipment	51,717
Construction in progress	3,779

557,199
Less-Accumulated depreciation and amortization	88,387

468,812

OTHER ASSETS	11,503

Total assets	$520,010

LIABILITIES AND PARTNERS’ CAPITAL
CURRENT LIABILITIES
Current maturities of long-term debt (Note 3)	$4,385
Trade accounts payable	10,630
Due to affiliates (Note 4)	8,184
Accrued payroll and related expenses	6,451
Accrued interest payable (Note 3)	4,701
Self insurance reserves (Note 5)	3,258
Other	9,009

Total current liabilities	46,618
LONG-TERM DEBT, LESS CURRENT MATURITIES (Note 3)	433,176
OTHER LONG-TERM LIABILITIES	6,353

Total liabilities	486,147

COMMITMENTS AND CONTINGENCIES (Note 5)
PARTNERS’ CAPITAL
Contributed capital	175,395
Accumulated deficit	(141,532)

Total partners’ capital	33,863

Total liabilities and partners’ capital	$520,010

The accompanying notes consolidated financial statements are an integral part of this consolidated balance sheet.

TRUMP’S CASTLE ASSOCIATES, L.P. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands)

	For the Years Ended December 31,
	2000	2001
REVENUES
Gaming (Note 2)	$267,377	$266,493
Rooms	17,640	18,280
Food and beverage	33,804	31,700
Other	10,124	10,419

Gross revenues	328,945	326,892
Less—Promotional allowances (Note 2)	65,234	71,148

Net revenues	263,711	255,744

COSTS AND EXPENSES (Notes 2, 4, 5 and 6)
Gaming	132,879	127,147
Rooms	4,272	3,572
Food and beverage	10,927	10,154
General and administrative	68,557	66,445
Debt renegotiation costs	—	—
Depreciation and amortization (Note 3)	17,381	17,831

	234,016	225,149

Income from operations	29,695	30,595
INTEREST INCOME	1,490	609
INTEREST EXPENSE (Note 3)	(56,775)	(60,056)

Net loss	$(25,590)	$(28,852)

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

TRUMP’S CASTLE ASSOCIATES, L.P. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL

(in thousands)

	Contributed Capital	Accumulated Deficit	Total
Balance at December 31, 1999	$175,395	$(87,090)	$88,305
Net loss	—	(25,590)	(25,590)

Balance at December 31, 2000	175,395	(112,680)	62,715
Net loss	—	(28,852)	(28,852)

Balance at December 31, 2001	$175,395	$(141,532)	$33,863

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

TRUMP’S CASTLE ASSOCIATES, L.P. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the Years Ended December 31,
	2000	2001
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(25,590)	$(28,852)
Adjustments to reconcile net loss to net cash flows provided by operating activities Depreciation and amortization	17,381	17,831
Issuance of PIK debt in satisfaction of accrued interest	15,188	17,368
Accretion of bond discount	5,122	5,981
Provision of losses on receivables	1,318	1,313
Valuation allowance—CRDA investments	3,680	1,432
(Increase) decrease in receivables	(5,275)	307
Decrease in inventories	167	324
(Increase) decrease in prepaid expenses and other current assets	(186)	155
(Increase) decrease in other assets	956	844
Decrease in due to affiliates	(3,373)	(9,127)
Increase in current liabilities	264	2,337
Increase in other long-term liabilities	17	69

Net cash flows provided by operating activities	9,669	9,982

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment, net	(5,114)	(3,979)
Purchases of CRDA investments	(3,347)	(3,388)

Net cash flows used in investing activities	(8,461)	(7,367)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of other borrowings	(1,385)	(1,777)

Net cash flows used in financing activities	(1,385)	(1,777)

Net (decrease) increase in cash and cash equivalents	(177)	838
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	21,413	21,236

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$21,236	$22,074

SUPPLEMENTAL INFORMATION:
Cash paid for interest	$36,142	$36,372

Purchase of equipment under capitalized lease obligations	$1,383	$5,340

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

TRUMP’S CASTLE ASSOCIATES, L.P. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Organization and Operations

The accompanying consolidated financial statements include those of Trump’s Castle Associates, L.P., a New Jersey limited partnership (the “Partnership”), and its wholly owned subsidiary, Trump’s Castle Funding, Inc., a New Jersey corporation (“Funding”). The Partnership is 99% owned by Trump Hotels & Casino Resorts Holdings, L.P., a Delaware limited partnership (“THCR Holdings”) and 1% by Trump’s Castle Hotel & Casino, Inc., a New Jersey corporation (“TCHI”). TCHI is wholly owned by THCR Holdings, and THCR Holdings is currently a 63.4% owned subsidiary of Trump Hotels & Casino Resorts, Inc., a Delaware corporation (“THCR”).

All significant intercompany balances and transactions have been eliminated in the consolidated financial statements.

The Partnership operates the Trump Marina Hotel Casino (“Trump Marina”), a luxury casino hotel located in the marina district of Atlantic City, New Jersey. The majority of Trump Marina’s revenues are derived from its gaming operations. Competition in the Atlantic City gaming market is intense, and while no significant expansion is expected in 2002, the Partnership believes that this competition, will continue to intensify due to planned future expansion by existing operators and as new entrants to the gaming industry become operational.

Since Funding has no business operations, its ability to repay the principal and interest on the $62,000,000 10¼% Senior Secured Notes due 2003 (the “Senior Notes”), the 11- 3/4% Mortgage Notes due 2003 (the “Mortgage Notes”) and its Increasing Rate Subordinated Pay-in-Kind Notes due 2005 (the “PIK Notes”) is completely dependent upon the operations of the Partnership. (See Note 3).

Since TCHI has no business operations, its ability to repay the principal and interest on the $5,000,000 10¼% Senior Notes due 2003 (the “Working Capital Loan”) is completely dependent on the operations of the Partnership. (See Note 3).

As discussed in Note 3, repayment of the Senior Notes is due on April 30, 2003, repayment of the Working Capital Loan is due on April 30, 2003 and repayment of the Mortgage Notes is due on November 15, 2003. The Partnership and Funding are seeking to refinance or modify the debt which matures in 2003. as shown in the accompanying Consolidated Statements of Cash Flows, the Partnership had consistently generated sufficient cash for debt service and operating requirements. Management believes that, based upon its cash flow projections for 2002, the Partnership will have sufficient cash flows to meet their debt service and operating expense requirements throughout 2002.

(2) Accounting Policies

Use of Estimates

The preparation of these financial statements in conformity with generally accepted accounting principles requires the Partnership to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from these estimates.

Revenue Recognition

Casino revenues consist of the net win from gaming activities, which is the difference between gaming wins and losses. Revenues from hotel and other services are recognized at the time the related services are performed.

The Partnership provides an allowance for doubtful accounts arising from casino, hotel and other services, which is based upon a specific review of certain outstanding receivables and historical collection performance. In determining the amount of the allowance, the Partnership is required to make certain estimates and assumptions. Actual results may differ from these estimates and assumptions.

TRUMP’S CASTLE ASSOCIATES, L.P. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Promotional Allowances

Gross revenues include the retail value of the complimentary food, beverage and hotel services provided to patrons. The retail value of these promotional allowances is deducted from gross revenues to arrive at net revenues. The costs of such complimentaries have been included in gaming costs and expenses in the accompanying consolidated statements of operations and consist of:

	For the Years Ended December 31,
	2000	2001
Rooms	$10,123,000	$10,177,000
Food and Beverage	20,976,000	20,103,000
Other	3,061,000	2,269,000

	$34,160,000	$32,549,000

Income Taxes

The accompanying consolidated financial statements do not include a provision for federal income taxes of the Partnership, since any income or losses allocated to the partners are reportable for federal income tax purposes by the partners.

Under the New Jersey Casino Control Act (the “Casino Control Act”) and the regulations promulgated thereunder, the Partnership and Funding are required to file a consolidated New Jersey corporation business tax return.

As of December 31, 2001, the Partnership had New Jersey state net operating loss carryforwards of approximately $115,000,000, which are available to offset taxable income through the year 2008. The net operating loss carryforward results in a deferred tax asset of $10,350,000, which has been offset by a valuation allowance of $10,350,000, as utilization of such carryforwards is not considered to be likely.

Inventories

Inventories of provisions and supplies are carried at the lower of cost (first-in, first-out basis) or market.

Property and Equipment

Property and equipment are recorded at cost and depreciated on the straight-line method over the estimated useful lives of the related assets.

Long-Lived Assets

The provisions of Statement of Financial Accounting Standards No. 121 “Accounting for the Impairment of Long-Lived Assets” requires, among other things, that an entity review its long-lived assets and certain related intangibles for impairment whenever changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. The Partnership does not believe that any such changes have occurred.

Statements of Cash Flows

For purposes of the statements of cash flows, the Partnership considers all highly liquid debt instruments purchased with a maturity of three months or less, at the time of purchase, to be cash equivalents.

Recent Accounting Pronouncements

In January 2001, the Emerging Issues Task Force (“EITF”) reached a consensus on certain issues within Issue No. 00-22, “Accounting for ‘Points’ and certain Other Time-Based or Volume-Based Sales Incentive Offers, and Offers for Free Products or Services to be Delivered in the Future” (“EITF 00-22”). Application of EITF 00-22 is required for interim and annual periods ending after February 15, 2001. EITF 00-22 requires volume-based cash rebates to be classified as a reduction of revenue. Accordingly, such rebates of $28,931,000 and $35,032,000 for the years ended December 31, 2000 and 2001, respectively, have been classified as promotional allowances. The Partnership previously classified these expenditures as a gaming expense. Prior period amounts have been reclassified to conform with the current presentation.

TRUMP’S CASTLE ASSOCIATES, L.P. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In July 2001, the FASB issued Statement No. 141 “Business Combinations” (“SFAS 141”) and Statement No. 142 “Goodwill and Other Intangible Assets” (“SFAS 142”). SFAS 141 is effective as follows: a) use of the pooling-of-interest method is prohibited for business combinations initiated after June 30, 2001; and b) the provisions of SFAS 141 also apply to all business combinations accounted for by the purchase method that are completed after June 30, 2001. SFAS 142 is effective for fiscal years beginning after December 15, 2001 and applies to all goodwill and other intangible assets recognized in an entity’s statement of financial position at that date, regardless of when those assets were initially recognized. The Partnership does not expect the provisions of SFAS 141 and SFAS 142 to have a material effect on the Partnership’s financial position or results of operation.

Also in July 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” This standard addresses the financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The standard is effective for fiscal years beginning after June 15, 2002. The Partnership’s management does not expect the adoption of SFAS No. 143 to have material impact on the Partnership’s financial results.

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” This standard addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The standard is effective for fiscal years beginning after June 15, 2002. The Partnership’s management does not expect the adoption of SFAS No. 144 to have a material impact on the Partnership’s financial results.

In November 2001, the EITF reached a consensus on Issue No. 01-09, “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products)” (“EITF 01-09”). For a sales incentive offered voluntarily by a vendor to its patrons, EITF 01-09 requires the vendor to recognize the cost of the sales incentive at the later of the date at which the related revenue is recorded by the vendor, or the date at which the sales incentive is offered. Accordingly, at December 31, 2001, the Partnership has accrued for the expected cost of certain cash incentives offered to casino patrons based on their past levels of play. Application of EITF 01-09 is required in annual or interim financial statements for periods beginning after December 15, 2001. The Partnership elected to adopt EITF 01-09 in the quarter ended December 31, 2001.

Reclassifications

Certain reclassifications have been made to the prior period financial statements in order to conform to the 2001 presentation.

(3) Long-Term Debt

Long-term debt consists of:

December 31, 2001
Mortgage Notes, due 2003 (Net of discount of $13,137,000)	$229,004,000
PIK Notes, due 2005 (Net of discount of $4,991,000)	133,356,000
Senior Notes due 2003	62,000,000
Working Capital Loan, due 2003	5,000,000
Capital lease obligations	8,201,000

Total debt	437,561,000
Less-current maturities	4,385,000

Long-term debt	$433,176,000

The Mortgage Notes bear interest at 11 3/4%, payable in cash semiannually, and mature on November 15, 2003. The Mortgage Notes may be redeemed at Funding’s option at a rate of 100% at December 31, 2001 and thereafter.

The PIK Notes bear interest at 13 7/8% payable at Funding’s option in whole or in part in cash and through the issuance of additional PIK Notes through November 15, 2003. After November 15, 2003, interest on the PIK Notes is payable in cash at the rate of 13 7/8%. The PIK Notes mature on November 15, 2005. The PIK Notes may be redeemed at Funding’s option at 100% of the principal amount under certain conditions, as defined in the PIK Note Indenture, and a specified percentage is required to be redeemed from the proceeds of any equity offering of the Partnership. Interest payments of $15,188,000 and $17,368,000 in 2000 and 2001, respectively, were satisfied by the issuance of additional PIK Notes. The Partnership anticipates that interest due in 2002 will also be satisfied through the issuance of additional PIK Notes. THCR Holdings owns approximately 90% of the PIK Notes.

The terms of both the Mortgage Notes and PIK Notes include limitations on the amount of additional indebtedness the Partnership may incur, distributions, investments and other business activities of the Partnership.

TRUMP’S CASTLE ASSOCIATES, L.P. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Mortgage Notes are secured by a promissory note of the Partnership to Funding (the “Partnership Note”) in an amount and with payment terms necessary to service the Mortgage Notes. The Partnership Note is secured by a mortgage on Trump Marina and substantially all of the other assets of the Partnership. The Partnership Note has been assigned by Funding to the Trustee to secure the repayment of the Mortgage Notes. In addition, the Partnership has guaranteed (the “Guaranty”) the payment of the Mortgage Notes, which Guaranty is secured by a mortgage on Trump Marina. The Partnership Note and the Guaranty are expressly subordinated to the indebtedness of the Senior Notes and the Working Capital Loan (collectively, the “Senior Indebtedness”) and the liens on the mortgages securing the Partnership Note and the Guaranty are subordinate to the liens securing the Senior Indebtedness.

The PIK Notes are secured by a subordinated promissory note of the Partnership to Funding (the “Subordinated Partnership Note”), which has been assigned to the Trustee for the PIK Notes, and the Partnership has issued a subordinated guaranty (the “Subordinated Guaranty”) of the PIK Notes. The Subordinated Partnership Note and the Subordinated Guaranty are expressly subordinated to the Senior Indebtedness, the Partnership Note and the Guaranty.

The Senior Notes have a priority mortgage lien ahead of the Partnership’s Mortgage Notes and are further secured by virtually all of the Partnership’s assets. The Senior Notes have an outstanding principal amount of $62,000,000, bear interest at the rate of 10¼% per annum, payable semiannually and mature on April 30, 2003.

TCHI obtained a $5,000,000 working capital loan, the proceeds of which were loaned to the Partnership. The Working Capital Loan has an outstanding principal amount of $5,000,000, bears interest at the rate of 10¼% per annum, and matures on April 30, 2003. Both the Senior Notes and the Working Capital Loan are guaranteed by the Partnership.

The Partnership has entered into various capital leases which are secured by equipment. These leases mature on various dates during the years 2001 through 2005.

Future minimum payments under capital leases (principal portion included in the table of debt maturities below) are as follows:

2002	$5,442,000
2003	2,560,000
2004	1,875,000
2005	9,000
2006	0

Total minimum payments	9,886,000
Less: amount representing interest	1,685,000

Present value of minimum lease payments	$8,201,000

The aggregate maturities of long-term debt as of December 31, 2001 are as follows:

2002	$4,385,000
2003	311,218,000
2004	1,730,000
2005	138,356,000
2006	0

$455,689,000

The ability of the Partnership and Funding to pay their indebtedness when due, will depend on the ability of the Partnership to either generate cash from operations sufficient for such purposes or to refinance such indebtedness on or before the date on which it becomes due. Cash flow from operations will not be sufficient to repay a substantial portion of the principal amount of the debt at maturity. The future operating performance of the Partnership and the ability to refinance this debt will be subject to the then prevailing economic conditions, industry conditions and numerous other financial, business and other factors, many of which are beyond the control of Funding, TCHI or the Partnership. There can be no assurance that the future operating performance of the Partnership will be sufficient to meet these repayment obligations or that the general state of the economy, the status of the capital markets or the receptiveness of the capital markets to the gaming industry will be conducive to refinancing this debt or other attempts to raise capital. (See Note 1).

The Partnership and Funding are seeking to refinance or modify the terms of their public debt. Management is confident that, based on its cash projections for 2002, the Partnership will have sufficient cash to meet its debt service and operating requirements throughout 2002. (See Note 1).

TRUMP’S CASTLE ASSOCIATES, L.P. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(4) Related Party Transactions

Trump Management Fee

The Partnership has a Services Agreement (the “Services Agreement”) with Trump Casinos II, Inc. (“TCI-II”), a corporation wholly-owned by Donald J. Trump (“Trump”). Pursuant to the terms of the Services Agreement, TCI-II is obligated to provide the Partnership, from time to time, when reasonably requested, consulting services on a non-exclusive basis, relating to marketing, advertising, promotional and other similar and related services with respect to the business and operations of the Partnership, including such other services as the managing partner of the Partnership may reasonably request.

Pursuant to the Services Agreement, the Partnership is required to pay an annual fee in the amount of $1,500,000 to TCI-II for each year in which Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”), as defined, exceeds $50,000,000. In addition, if the annual fee is attained, TCI-II is to receive an incentive fee equal to 10% of the excess EBITDA over $45,000,000 for such fiscal years. The Services Agreement expires on December 31, 2005.

For the years ended December 31, 2000 and 2001, the Partnership incurred fees and expenses of $2,306,000 and $2,207,000, respectively.

Transactions with Affiliates

At December 31, 2001, the amount due to affiliates was $8,184,000. The Partnership has engaged in limited intercompany transactions with Trump Plaza Associates (“Plaza Associates”), Trump Taj Mahal Associates (“Taj Associates”), Trump Administration, a division of Taj Associates (“Trump Administration”), THCR, and the Trump Organization, all of which are affiliates of Trump.

Beginning in late 1997, the Partnership has utilized certain facilities owned by Trump to entertain high-end customers. Management believes that the ability to utilize these facilities has enhanced Marina Associates’ revenues. In 2000 and 2001, Marina Associates incurred expenses of approximately $173,000 and $7,000, respectively, for customer costs associated with such utilization. Also, in exchange for having Trump’s plane available to customers of Trump Marina, Marina Associates has incurred pilot costs of approximately $60,000 in each of the years ended December 31, 2000 and 2001.

Trump Casino Services, L.L.C. (“TCS”), was formed in 1996 for the purpose of realizing cost savings and operational synergies, provided certain administrative functions and certain services to Plaza Associates, Taj Associates and the Partnership. Effective December 31, 2000, TCS was merged into Taj Associates, and the obligations and administrative duties and responsibilities of TCS were assumed by Trump Administration, a division of Taj Associates. Management believes that Trump Administration’s services will continue to result in substantial cost savings and operational synergies for Plaza Associates, Taj Associates and the Partnership.

Partnership Agreement

Under the terms of the Partnership Agreement, the Partnership is required to pay all costs incurred by TCI-II. For the years ended December 31, 2000 and 2001, the Partnership paid no expenses on behalf of TCI-II.

(5) Commitments and Contingencies

Casino License Renewal

The Partnership is subject to regulation and licensing by the New Jersey Casino Control Commission (the “CCC”). The Partnership’s casino license must be renewed periodically, is not transferable, is dependent upon the financial stability of the Partnership and can be revoked at any time. Due to the uncertainty of any license renewal application, there can be no assurance that the license will be renewed. Upon revocation, suspension for more than 120 days, or failure to renew the casino license due to the Partnership’s financial condition or for any other reason, the Casino Control Act provides that the CCC may appoint a conservator to take possession of and title to the hotel and casino’s business and property, subject to all valid liens, claims and encumbrances.

On June 23, 1999, the CCC renewed the casino license of the Partnership through May 31, 2003, subject to certain continuing reporting and compliance conditions.

TRUMP’S CASTLE ASSOCIATES, L.P. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Self Insurance Reserves

Self insurance reserves represent the estimated amounts of uninsured claims related to employee health medical costs, workers’ compensation, general liability and other legal proceedings in the normal course of business. These reserves are established by the Partnership based upon a specific review of open claims as of the balance sheet date as well as historical claims settlement experience, with consideration of incurred but not reported claims as of the balance sheet date. The cost of the ultimate disposition of these claims may differ from these reserve amounts.

Employment Agreements

The Partnership has entered into an employment agreement with a certain key employee which will expire on January 2, 2003. Total minimum commitment on this agreement at December 31, 2001 was approximately $450,000.

Legal Proceedings

The Partnership is involved in legal proceedings incurred in the normal course of business. In the opinion of management and its counsel, if adversely decided, none of these proceedings would have a material effect on the consolidated financial position of the Partnership.

Casino Reinvestment Development Authority Obligations

Pursuant to the provisions of the Casino Control Act, the Partnership must either obtain investment tax credits, as defined in the Casino Control Act, in an amount equivalent to 1¼% of its gross casino revenues, as defined in the Casino Control Act, or pay an alternative tax of 2½% of its gross casino revenues. Investment tax credits may be obtained by making qualified investments, as defined, or by depositing funds which may be converted to bonds by the Casino Reinvestment Development Authority (the “CRDA”), both of which bear interest at below market rates. The Partnership is required to make quarterly deposits with the CRDA to satisfy its investment obligations.

For the years ended December 31, 2000 and 2001, the Partnership charged to operations $3,680,000 and $1,432,000, respectively, to give effect to the below market interest rates and valuation allowance adjustments associated with CRDA deposits and bonds. From time to time, the Partnership has elected to donate funds it has on deposit with the CRDA for various projects. Donations in the amounts of $5,769,000 and $682,000 were made during the years ended December 31, 2000 and 2001, respectively. As a result of these donations, the Partnership charged to operations $2,553,000 and $303,000 during the years ended December 31, 2000 and 2001, respectively.

(6) Employee Benefit Plans

The Partnership has a retirement savings plan for its nonunion employees under Section 401(k) of the Internal Revenue Code. Employees are eligible to contribute up to 20% of their earnings (as defined) to the plan up to the maximum amount permitted by law, and the Partnership will match 50% of an eligible employee’s contributions up to a maximum of 6% of the employee’s earnings. The Partnership recorded charges of approximately $1,086,000 and $1,090,000 for matching contributions for the years ended December 31, 2000 and 2001, respectively.

The Partnership makes payments to various trusteed multi-employer pension plans under industry-wide union agreements. The payments are based on the hours worked by or gross wages paid to covered employees. It is not practical to determine the amount of payments ultimately used to fund pension benefit plans or the current financial condition of the plans. Under the Employee Retirement Income Security Act, the Partnership may be liable for its share of the plans’ unfunded liabilities, if any, if the plans are terminated or if the Partnership withdraws from participation in such plans. Pension expense charged to operations for the years ended December 31, 2000 and 2001 was $1,054,000 and $1,281,000, respectively.

The Partnership provides no other material post employment benefits.

(7) Fair Value of Financial Instruments

The carrying amount of the following financial instruments of the Partnership and Funding approximate fair value, as follows: (a) cash and cash equivalents, receivables and payables based on the short-term nature of these financial instruments, (b) CRDA bonds and deposits based on the allowances to give effect to the below market interest rates.

TRUMP’S CASTLE ASSOCIATES, L.P. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The fair values of the Mortgage Notes and PIK Notes are based on quoted market prices as follows:

	December 31, 2001
	Carrying Amount	Fair Value
Mortgage Notes	$229,004,000	$186,449,000
PIK Notes	$133,356,000	$74,707,000

There are no quoted market prices for the Partnership’s Senior Notes and Working Capital Loan. A reasonable estimate of their value could not be made without incurring excessive costs.

(8) Financial Information of Funding

Financial information relating to Funding is as follows:

December 31, 2001
Total Assets (including Mortgage Notes Receivable of $242,141,000, net of unamoritzed discount of $13,137,000, PIK Notes Receivable of $138,347,000, net of unamortized discount of $4,991,000, Senior Notes Receivable of $62,000,000)	$424,360,000

Total Liabilities and Capital (including Mortgage Notes Payable of $242,141,000, net of unamortized discount of $13,137,000, PIK Notes Payable of $138,347,000, net of unamortized discount of $4,991,000, Senior Notes Payable of $62,000,000)	$424,360,000

	For the Years Ended December 31,
	2000	2001
Interest Income	$55,181,000	$58,322,000
Interest Expense	55,181,000	58,322,000

Net Income	$—	$—

(9) Financial Information of TCHI

Financial information relating to TCHI is as follows:

December 31, 2001
Total Assets (including Working Capital Loan Receivable of $5,000,000)	$5,000,000

Total Liabilities and Capital (including Working Capital Loan Payable of $5,000,000)	$5,000,000

	For the Years Ended December 31,
	2000	2001
Interest Income	$512,000	$515,000
Interest Expense	512,000	515,000

Net Income	$—	$—

(10) Quarterly Financial Data (unaudited)

	2000
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net Revenues	$58,307	$66,655	$79,287	$59,462
Income from Operations	4,379	7,894	16,023	1,399
Net Income/(Loss)	(9,368)	(5,908)	2,033	(12,347)

	2001
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net Revenues	$58,348	$61,791	$72,844	$62,761
Income from Operations	3,798	6,046	13,126	7,625
Net Income/(Loss)	(10,594)	(8,623)	(1,875)	(7,760)

SCHEDULE II

TRUMP’S CASTLE ASSOCIATES, L.P. AND SUBSIDIARY

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

	Balance at Beginning of Period	Charged to Costs and Expenses	Other Changes (Deductions)		Balance at End of Period
YEAR ENDED DECEMBER 31, 2000:
Allowance for doubtful accounts	$2,001,000	$1,318,000	$(1,105,000	) (A)	$2,214,000

Valuation allowance for CRDA investments	$5,819,000	$3,680,000	$(4,513,000	) (B)	$4,986,000

YEAR ENDED DECEMBER 31, 2001:
Allowance for doubtful accounts	$2,214,000	$1,313,000	$(675,000	) (A)	$2,852,000

Valuation allowance for CRDA investments	$4,986,000	$1,432,000	$(1,569,000	) (B)	$4,849,000

(A)	Write-off of uncollectible accounts.

(B)	Reversal of allowance applicable to contribution of CRDA investments.

THE FOLLOWING REPORT OF ARTHUR ANDERSON, L.L.P. IS A COPY OF A PREVIOUSLY ISSUED REPORT THAT HAS NOT BEEN REISSUED BY ARTHUR ANDERSON, L.L.P. FOR THE PURPOSES OF THIS 10-K, THE FOLLOWING REPORT OF ARTHUR ANDERSON, L.L.P., WHICH WAS THE MOST RECENTLY ISSUED REPORT, RELATES ONLY TO THE YEAR ENDED DECEMBER 31, 2001.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholder of Trump Indiana, Inc.:

We have audited the accompanying balance sheets of Trump Indiana, Inc. (a Delaware corporation) as of December 31, 2001 and 2000, and the related statements of operations, capital and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Trump Indiana, Inc. as of December 31, 2001 and 2000, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

/s/ ARTHUR ANDERSEN LLP

Roseland, New Jersey

March 13, 2002

TRUMP INDIANA, INC.

BALANCE SHEET

DECEMBER 31, 2001

2001
ASSETS
CURRENT ASSETS:
Cash and cash equivalents (Note 2)	$11,863,000
Accounts receivable, net of allowance for doubtful accounts of $127,000	2,345,000
Inventories (Note 2)	237,000
Prepaid expenses and other current assets	593,000
Due from Buffington Harbor Riverboats, LLC	216,000

Total current assets	15,254,000

PROPERTY AND EQUIPMENT (Note 2):
Building and improvements	14,707,000
Riverboat and improvements	34,159,000
Furniture, fixtures and equipment	30,180,000

79,046,000
Less—accumulated depreciation and amortization	27,411,000

Net property and equipment	51,635,000

OTHER ASSETS:
Investment in Buffington Harbor Riverboats, LLC (Notes 1 and 2)	33,889,000
Other assets, net (Notes 6 and 8)	18,037,000

Total other assets	51,926,000

Total assets	$118,815,000

LIABILITIES AND CAPITAL
CURRENT LIABILITIES:
Current maturities of long-term debt (Note 3)	$5,817,000
Accounts payable and accrued expenses	10,223,000

Total current liabilities	16,040,000
NONCURRENT LIABILITIES:
Long-term debt, net of current maturities (Note 3)	23,067,000
Due to THCR Holdings (Note 8)	42,553,000
Other long-term liabilities (Note 6)	9,768,000

Total liabilities	91,428,000

COMMITMENTS AND CONTINGENCIES (Notes 4 and 6)
CAPITAL:
Common stock, no par value, 1,500 shares authorized, 100 shares issued and outstanding	1,000
Additional paid-in capital	61,801,000
Accumulated other comprehensive income (loss)	(372,000)
Accumulated deficit	(34,043,000)

Total capital	27,387,000

Total liabilities and capital	$118,815,000

The accompanying notes are an integral part of this balance sheet.

TRUMP INDIANA, INC.

STATEMENTS OF OPERATIONS

For the Years Ended December 31, 2001 and 2000

	2001	2000
REVENUES (Note 2):
Gaming	$123,611,000	$119,164,000
Hotel	4,190,000	4,187,000
Food and beverage	3,369,000	3,167,000
Other	1,623,000	1,325,000

Gross revenues	132,793,000	127,843,000
Less promotional allowances (Note 2)	11,890,000	18,986,000

Net revenues	120,903,000	108,857,000

COST AND EXPENSES:
Gaming	65,390,000	62,145,000
Hotel	2,173,000	2,039,000
Food and beverage	4,417,000	4,321,000
General and administrative	28,106,000	31,708,000
Depreciation and amortization	6,306,000	7,768,000

	106,392,000	107,981,000

Income from operations	14,511,000	876,000

NONOPERATING INCOME (EXPENSE):
Interest income	735,000	585,000
Interest expense	(5,349,000)	(5,675,000)
Other nonoperating income (expense) (Note 6)	100,000	(218,000)

Nonoperating expense, net	(4,514,000)	(5,308,000)

Income (loss) before equity in loss from Buffington Harbor, LLC and income tax provision	9,997,000	(4,432,000)
EQUITY IN LOSS FROM BUFFINGTON HARBOR, LLC (Note 1)	(2,808,000)	(3,134,000)
PROVISION FOR INCOME TAX	(150,000)	—

Net income (loss)	$7,039,000	$(7,566,000)

The accompanying notes are an integral part of these statements.

TRUMP INDIANA, INC.

STATEMENTS OF CAPITAL

For The Years Ended December 31, 2001 and 2000

	Shares of Common Stock	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total	Comprehensive Income
Balance, December 31, 1999	100	$1,000	$53,619,000	$—	$(33,516,000)	$20,104,000	$—
Capital contribution from Trump Hotels & Casino Resorts Holdings, L.P. (Note 8)	—	—	7,732,000	—	—	7,732,000	—
Net loss	—	—	—	—	(7,566,000)	(7,566,000)	—

Balance, December 31, 2000	100	1,000	61,351,000	—	(41,082,000)	20,270,000	—
Capital contribution from Trump Hotels & Casino Resorts Holdings, L.P. (Note 8)	—	—	450,000	—	—	450,000	—
Adjustment for interest rate swap	—	—	—	(372,000)	—	(372,000)	(372,000)
Net income	—	—	—	—	7,039,000	7,039,000	7,039,000

Total comprehensive income	—	—	—	—	—	—	$6,667,000

Balance, December 31, 2001	100	$1,000	$61,801,000	$(372,000)	$(34,043,000)	$27,387,000

The accompanying notes are an integral part of these statements.

TRUMP INDIANA, INC.

STATEMENTS OF CASH FLOWS

For The Years Ended December 31, 2001 and 2000

	2001	2000
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$7,039,000	$(7,566,000)
Depreciation and amortization	6,306,000	7,768,000
Amortization of loan costs	760,000	151,000
Provision for doubtful accounts	117,000	102,000
Amortization for City of Gary development agreement	667,000	3,700,000
Equity in loss from Buffington Harbor, LLC	2,808,000	3,134,000
Gain on sale of fixed assets	(126,000)	(109,000)
Adjustments to reconcile net loss to net cash flows provided by operating activities:
Increase in accounts receivable	(505,000)	(289,000)
Decrease in inventories	34,000	39,000
(Increase) decrease in prepaid expenses and other current assets	(17,000)	158,000
Increase in other assets	(1,895,000)	(8,016,000)
Increase in accounts payable and accrued expenses	1,338,000	1,287,000
Increase in due to affiliates	564,000	2,515,000
Decrease in accrued interest	(15,000)	—
Decrease in other long-term liabilities	(7,233,000)	—

Net cash provided by operating activities	9,842,000	2,874,000

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in Buffington Harbor Riverboats, LLC	(112,000)	(1,534,000)
Purchase of property and equipment	(3,306,000)	(2,379,000)
Proceeds from sale of fixed assets	322,000	2,123,000

Net cash used in investing activities	(3,096,000)	(1,790,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Debt issuance cost	(1,918,000)	(290,000)
Contributed capital	450,000	—
Repayments of debt	(27,341,000)	(6,290,000)
Proceeds from borrowing	27,500,000	5,000,000

Net cash used in financing activities	(1,309,000)	(1,580,000)

Net increase (decrease) in cash and cash equivalents	5,437,000	(496,000)
CASH AND CASH EQUIVALENTS, beginning of period	6,426,000	6,922,000

CASH AND CASH EQUIVALENTS, end of period	$11,863,000	$6,426,000

The accompanying notes are an integral part of these statements.

TRUMP INDIANA, INC.

NOTES TO FINANCIAL STATEMENTS

(1) Operations

Trump Indiana, Inc. (the “Company”) is a wholly-owned subsidiary of Trump Hotels and Casino Resorts Holdings, L.P. (“THCR Holdings”). THCR Holdings is approximately 63% owned by Trump Hotels and Casino Resorts, Inc. and 37% by Donald J. Trump (“Trump”).

The Company operates a riverboat (the “Riverboat”) located at Buffington Harbor on Lake Michigan, approximately 25 miles southeast of downtown Chicago. The Riverboat is one of 11 riverboat gaming projects permitted under current Indiana law and one of five located in northern Indiana.

The Company and the Majestic Star Casino, LLC (“Barden”) are the two holders of certificates of suitability for Buffington Harbor and each owns 50% of Buffington Harbor Riverboats, LLC (“BHR”). The Company and Barden have entered into an agreement (the “BHR Agreement”) relating to the joint ownership, development and operation of all common land-based and waterside operations in support of each of the Company’s and Barden’s separate riverboat casinos at Buffington Harbor. The Company and Barden are equally responsible for the operating expenses of the common land-based facilities at such site. There can be no assurance that the Company and/or Barden will be able to fund their respective share of future capital contributions or operating expenses.

(2) Summary of Significant Accounting Policies

Use of Estimates

The preparation of these financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Revenue Recognition

Gaming revenues represent the net win from gaming activities which is the difference between amounts wagered and amounts won by patrons. Revenues from hotel and other services are recognized at the time the related services are performed.

The Company provides an allowance for doubtful accounts arising from casino activities, which is based upon a specific review of certain outstanding receivables as well as historical collection information. In determining the amount of the allowance, management is required to make certain estimates and assumptions regarding the timing and amount of collections. Actual results could differ from those estimates and assumptions.

Promotional Allowances

The retail value of food and beverages and hotel rooms provided to customers without charge is included in gross revenue and deducted as promotional allowances. The estimated departmental costs of providing such promotional allowances are included in gaming costs and expenses and total $670,000 and $620,000 for the years ended December 31, 2001 and 2000, respectively.

Inventories

Inventories of provisions and supplies are carried at the lower of cost (weighted average) or market.

Property and Equipment

Property and equipment is carried at cost and depreciated on the straight-line method using rates based on the following estimated useful lives:

Buildings	40 years
Riverboat	30 years
Furniture, fixtures and equipment	3-7 years

TRUMP INDIANA, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

Investment in Buffington Harbor Riverboats, LLC

The Company accounts for its investment in BHR under the equity method of accounting. In accordance with the BHR Agreement, the Company and Barden pay berthing and other fees in an amount to cover the operating expenses of BHR. Berthing fees and other fees paid are included in general and administrative expenses in the accompanying statements of operations. As of December 31, 2001, the Company had amounts due from BHR of approximately $216,000.

In September 2000, Buffington Harbor Parking Associates (“BHPA”) was formed as a joint venture between Trump Indiana and Barden for the purpose of constructing and operating a parking garage (see Note 4).

Long-Lived Assets

The provisions of Statement of Financial Accounting Standards No. 121, “Accounting for the Impairment of Long-Lived Assets” (“SFAS No. 121”) requires, among other things, that an entity review its long-lived assets and certain related intangibles for impairment whenever changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. Impairment of long-lived assets exist if, at a minimum, the future expected cash flows (undiscounted and without interest charges) from an entity’s operations are less than the carrying value of these assets. The Company does not believe that any such changes have occurred.

Income Taxes

The provisions of Statement of Financial Accounting Standard No. 109, “Accounting for Income Taxes” (“SFAS No. 109”) requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statement and the tax basis of assets and liabilities at currently enacted tax rates.

Statements of Cash Flows

For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less at the time of acquisition to be cash equivalents. The following supplemental disclosures are made to the statements of cash flows.

	2001	2000
Cash paid during the year for interest	$2,588,000	$2,779,000

Supplemental disclosure of non-cash activities:
Contribution of capital by and forgiveness of amount due to THCR Holdings	$450,000	$7,732,000

Fixed assets purchased under capital leases	$1,953,000	$2,773,000

Reclassifications

Certain reclassifications and disclosures have been made to the prior year financial statements for them to be in conformity with the current year presentation.

New Accounting Pronouncements

In January 2001, the Emerging Issues Task Force (“EITF”) reached a consensus on certain issues within Issue No. 00-22, “Accounting for ‘Points’ and Certain Other Time-Based or Volume-Based Sales Incentive Offers, and Offers for Free Products or Services to Be Delivered in the Future” (“EITF 00-22”). Application of EITF 00-22 is required for interim and annual periods ending after February 15, 2001. EITF 00-22 requires volume-based cash rebates to be classified as a reduction of revenue. Accordingly, such rebates of $8,588 and $16,058 in 2001 and 2000, respectively, have been classified as promotional allowances. The Company previously classified these expenditures as a gaming expense.

In July 2001, the FASB issued Statement No. 141, “Business Combinations” (“SFAS 141”) and Statement No. 142 “Goodwill and Other Intangible Assets” (“SFAS 142”). SFAS 141 is effective as follows: a) use of the pooling-of-interest method is prohibited for business combinations initiated after June 30, 2001; and b) the provisions of SFAS 141 also apply to all business combinations accounted for the purchase method that are completed after June 30, 2001. SFAS 142 is effective for fiscal years beginning after December 15, 2001 and applies to all goodwill and other intangible assets recognized in an entity’s statement of financial position at that date, regardless of when those assets were initially recognized. The Company does not believe that the provisions of SFAS 141 and SFAS 142 will have a material effect on its financial position or results of operations.

TRUMP INDIANA, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

Also in July 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” This standard addresses the financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The standard is effective for fiscal years beginning after June 15, 2002. The Company does not believe that the adoption of SFAS No. 143 will have a material impact on the Company’s financial results.

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment of Disposal of Long-Lived Assets.” This standard addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The standard is effective for fiscal years beginning after June 15, 2002. The Company does not believe that the adoption of SFAS No. 144 will have a material impact on the Company’s financial results.

In November 2001, the EITF reached a consensus on Issue No. 01-09, “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products)” (“EITF 01-09”). For a sales incentive offered voluntarily by a vendor to its patrons, EITF 01-09 requires the vendor to recognize the cost of the sales incentive at the later of the date at which the related revenue is recorded by the vendor, or the date at which the sales incentive is offered. Accordingly, at December 31, 2001, the Company has accrued for the expected cost of certain cash incentives offered to casino patrons based on their past levels of play. Application of EITF 01-09 is required in annual or interim financial statements for periods beginning after December 15, 2001. The Company elected to early adopt EITF 01-09.

(3) Long-Term Debt

Long-term debt consists of the following as of December 31-

2001
Note payable—riverboat and hotel(a)	$25,208,000
Other notes payable(b)	374,000
Capitalized leases(c)	3,302,000

28,884,000
Less current maturities	5,817,000

$23,067,000

(a)	On April 27, 2001, the Company entered into a loan agreement with a bank group for $27,500,000. Proceeds from the loan were used to pay off debt for the riverboat, the hotel, a $5,000,000 bridge loan and to provide working capital. As a result of an interest rate swap arrangement entered into contemporaneously with the bank loan, the new debt bears a fixed rate of interest of 8.85% on $10,000,000 of principal, and a floating rate applies to the balance of the loan. At December 31, 2001, the rate on the floating portion was a blended 5.44%. The loan amortizes based upon an assumed 84 month term and matures with a balloon payment payable at the end of 60 months.

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS No. 137 and No. 138, which specifies the accounting and disclosure requirements for such instruments. At December 31, 2001, Trump Indiana’s derivative financial instruments consisted of an interest rate swap with a notional amount of $10,000,000 that effectively converts an equal portion of its debt from a floating rate to a fixed rate. An unrealized loss of $372,000, attributable to the change in the fair value of the interest rate swap, has been recorded as “Accumulated other comprehensive loss” in the equity sections of the respective balance sheets.

Various notes payable, prior to April 27, 2001 included:

•	$17,500,000 loan is payable over 10 years, with a call at the lender’s option at the end of the fifth year (June 2001). Interest on this note was payable monthly in arrears based on a fixed rate of 9.75%. The Note was secured by the Indiana Riverboat.

•	$13,000,000 note was payable in monthly installments based on a ten year amortization schedule, until June 1, 2001, at which time all remaining principal and interest was due in full. The interest rate as defined in the agreement was equal to the bank’s reference rate plus 1.5%. The note was secured by the hotel at Trump Indiana.

•	$5,000,000 bridge loan providing temporary financing was obtained for the riverboat, hotel loans and new parking garage. Loan was payable over a two-year period with interest only due during the first six months based on prime rate plus 125 basis points. The note was secured by Trump Indiana’s ownership interest in BHPA and a Second Position Leasehold Real Estate Mortgages with Trump Indiana Realty, L.L.C.

TRUMP INDIANA, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

(b)	On May 13, 2002, Trump Indiana entered into a loan agreement with a bank for $3,100,000. Proceeds from the loan were used to purchase slot equipment which secures the loan. The loan bears an interest rate of 0.625% per annum above the Prime Rate and the loan amortizes over a 24 month term. The interest rate at December 31, 2002 was 5.375%.

(c)	Mortgage notes payable and capitalized lease obligations with interest rates ranging from 6.5% to 13.00%. The notes and lease obligations are due at various dates between 2002 and 2006 and are secured by underlying real property or equipment.

As of December 31, 2001, the present value of net minimum lease payments under capital leases are as follows:

2002	$2,187,000
2003	1,270,000
2004	187,000
2005	35,000
2006	8,000

3,687,000
Less—Amount representing interest	385,000

Present value of minimum lease payments	$3,302,000

The aggregate maturities of long-term debt in each of the years subsequent to 2001 are:

2002	$5,878,000
2003	5,084,000
2004	4,084,000
2005	3,963,000
2006	9,501,000

$28,510,000

(4) Operating Leases

The Company leases property and office equipment under operating leases. Rent expense for 2001 and 2000 was approximately $142,000 and $132,000, respectively.

Future minimum lease payments under noncancellable operating leases are as follows:

2002	$1,655,000
2003	1,162,000
2004	1,574,000
2005	2,164,000
2006	2,142,000
Thereafter	9,681,000

In September 2000, Buffington Harbor Parking Associates (“BHPA”) was formed as a 50/50 joint venture between Trump Indiana and an affiliate of Barden for the purpose of constructing and operating a parking garage. The estimated cost of the parking garage, including the land, was approximately $25,000,000.

BHPA separately leases the parking garage to each of (i) Trump Indiana pursuant to a parking lease, dated June 19, 2001 (the “Trump Indiana Garage Lease”), and (ii) Barden under a substantially identical lease agreement. The term of the Trump Indiana Garage Lease is until December 31, 2018. The rent installment, paid by Trump Indiana for the Trump Indiana Garage Lease, was approximately $8.8 million, which will be amortized over the term of the lease. In addition, Trump Indiana is obligated to pay BHPA a monthly rent equal to (i) 50% of BHPA’s debt service on the $17.1 million financing (the “Financing”) to build the parking garage and (ii) 50% of any construction costs incurred by BHPA in excess of the net proceeds of the Financing. In the event either party defaults on its rental obligation under its garage lease with BHPA, the other party will be obligated to pay rent in an amount sufficient to satisfy 100% of BHPA’s debt service obligations on the Financing.

TRUMP INDIANA, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

(5) Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Deferred income taxes consist of the following at December 31, 2001:

2001
DEFERRED TAX ASSETS:
Net operating losses	$13,941,000
Amortization of license costs	9,271,000
Other	1,449,000

Total deferred tax assets	24,661,000

DEFERRED TAX LIABILITIES:
Depreciation	(7,557,000)
Loss in Joint Venture	(1,519,000)
Other	(280,000)

Total deferred tax liabilities	(9,356,000)

Net deferred tax assets	15,305,000
Valuation allowance	(15,305,000)

Net deferred taxes	$—

As it is uncertain whether the Company will realize full benefit from its deferred tax assets, a valuation allowance has been provided.

The primary difference between the statutory federal income tax rate and the effective rate is due to the utilization of net operating loss carryforwards.

(6) Commitments and Contingencies

Indiana Gaming Regulations

The ownership and operation of Riverboat gaming operations in Indiana are subject to strict state regulations under the Riverboat Gambling Act (the “Act”) and the administrative rules promulgated thereunder. In June 1996, the Indiana Gaming Commission (“IGC”) granted the Company a riverboat owner’s license, which must be renewed by 2001. The IGC may place restrictions, conditions or requirements on the permanent riverboat owner’s license. An owner’s initial license expires five years after the effective date of the license, and unless the owner’s license is terminated, expires or is revoked, the owner’s license may be renewed annually by the IGC upon satisfaction of certain conditions contained in the Act. The IGC has adopted certain rules and has published others in proposed or draft form which are proceeding through the review and final adoption process. The IGC also has indicated its intent to publish additional proposed rules in the future. The IGC has broad rulemaking power, and it is impossible to predict what effect, if any, the amendment of existing rules or the finalization of new rules might have on the operations of the Company.

Trump Indiana Certificate of Suitability and City of Gary Development Agreement

As a condition to the Certificate of Suitability, Trump Indiana has committed to invest approximately $153,000,000 in the Indiana Riverboat, including certain related projects of the City of Gary, Indiana. Failure to comply with the foregoing conditions and/or failure to continue riverboat operations as required by the IGC may result in revocation of the Certificate of Suitability. There can be no assurance that Trump Indiana will be able to comply with terms of the Certificate of Suitability. As part of the $153,000,000 commitment discussed above, Trump Indiana is obligated to fund $21,000,000 of specific economic development and infrastructure projects of the City of Gary. This obligation has been fully accrued over the five-year license period and approximately $3,700,000, and $667,000 has been charged to expense in the years 2000 and 2001, respectively. As of December 31, 2001, $9,768,000 remains to be paid to the City of Gary. In 1998, Trump Indiana paid $10,000,000 for a surety bond which guarantees the mandated infrastructure payments. This amount has been reduced as improvements have been made. As of December 31, 2001 Other Assets includes $6,436,000 related to the surety bond and Accounts Receivable includes Interest Receivable on the surety bond of $1,384,000. These amounts will be used to fund the remaining payments to the City of Gary. The Company will provide additional funding of $1,948,000 to complete the remaining commitment to the City of Gary. The Company anticipates that this commitment will be completed in 2002.

TRUMP INDIANA, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

In addition, Trump Indiana established the Trump Indiana Foundation (“Foundation”), a private foundation founded for charitable purposes primarily within the City of Gary and Lake County, Indiana. Trump Indiana initially funded $1,000,000 to the Foundation and is required to make annual contributions of $100,000.

Gaming Taxes

Under Indiana’s gaming law, a tax is imposed on admissions to gaming excursions at a rate of three dollars for each person admitted to the gaming excursion. For the years ended December 31, 2001 and 2000, the Company paid admission fees of approximately $9,496,000 and $9,034,000, respectively.

A tax is imposed by the State of Indiana and the City of Gary on the adjusted gross gaming receipts, as defined, at a rate of 20% and 4%, respectively. For the years ended December 31, 2001 and 2000, the Company paid gaming taxes of approximately $24,873,000 and $23,814,000 to the state and approximately $4,167,000 and $4,763,000 to the city, respectively.

Indiana Wagering Tax Add-Back

In July 1999, the Indiana Department of Revenue (“Department”) issued a Letter of Findings to an Indiana gaming company that the Riverboat Waging Tax (“RWT”), a tax deducted in computing Federal taxable income is not deductible when computing Indiana adjusted gross income because the RWT represents a tax that is “based on or measured by income.” The Indiana Gaming Company, with the assistance of the Indiana Casino Association, of which Trump Indiana is a member, is vigorously contesting this finding in the Indiana Tax Court on the basis that the RWT is an excise tax, which is excluded from Indiana’s add-back requirements. The Department has issued proposed assessments of $3,720,000 plus interest for the 1996, 1997 and 1998 calendar years to Trump Indiana. The effect of an assessment, if any for 1999 and 2000, has not been determined. Trump Indiana filed a written protest of assessments with the Department in November 2000. The Department has agreed to stay further proceedings with the Trump Indiana proposed assessments until the Indiana Tax Court case noted above is resolved. A summary judgment motion hearing of the Tax Court case was held in April 2001 and the findings of the Tax Court are pending. Accordingly, no provision has been made in these financial statements for additional Indiana state taxes.

Legal Proceedings

Commencing in early 1994, the Company, through its Indiana counsel, had discussions with eight Indiana residents regarding the potential purchase by such residents of 7.5% of the nonvoting stock of the Company. These residents have asserted a right to purchase stock in the Company. During 1997, the Company settled with four of the eight plaintiffs for a total of $1,407,000. A final payment of $150,000 was paid in 2001. During 1998, the Company settled with two of the remaining four plaintiffs for a total of $810,000, of which $130,000 was paid in 1999 and 2000. A final payment of $130,000 is payable in 2002.

During 1999, the remaining two plaintiffs commenced litigation. On March 3, 1999, consequential damages were assessed by the United States District Court against the Company for breach of contract in the amount of $1,334,000. The company accrued the present value of this obligation in 1999. As of December 31, 2001 and 2000, $1,448,000 and $1,753,000 was included in accrued litigation expense. In June 2001, the U.S. Seventh Circuit Court of Appeals overturned the lower court’s ruling and remanded the case back to the U.S. District Court for another trial.

In addition, it was further determined that the Company had breached a contract to create and fund a charitable foundation. The United States District Court ruled that the Company is not required to provide additional funding to the charitable foundation. This ruling has been appealed by the plaintiffs and the Company appealed the jury verdict in favor of plaintiffs. These appeals are pending.

Self-Insurance Reserves

Self-insurance reserves are provided for the estimated amounts of uninsured claims related to workmen’s compensation and personal injury claims that have occurred in the usual course of business. These reserves are established by management based upon specific review of open claims, with consideration of incurred but not reported claims as of the balance sheet date. Actual results may differ from these reserve amounts.

(7) Retirement Savings Plan

The Company has a retirement savings plan (the “Plan”) for its employees under Section 401(k) of the Internal Revenue Code. Employees are eligible to contribute up to 20% of their earnings to the Plan and the Company will match 50% of the first 6% of an eligible employee’s contributions. Employer contributions to the Plan for the years ended December 31, 2001 and 2000 were $131,000 and $133,000, respectively.

TRUMP INDIANA, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

(8) Transactions with Affiliates

During 2001, THCR Holdings forgave $450,000 of the amount due from Trump Indiana. This amount has been reflected as a capital contribution in the accompanying statement of capital.

Amounts due to THCR Holdings bear interest at an annual rate of 15%. Interest expense related to these amounts is included in the accompanying statements of operations and are approximately $1,964,000 and $2,785,000 in 2001 and 2000, respectively. In addition, the Company was charged management fees by THCR Holdings amounting to $4,700,000 and $4,664,000 in 2001 and 2000, respectively.

THE FOLLOWING REPORT OF ARTHUR ANDERSON, L.L.P. IS A COPY OF A PREVIOUSLY ISSUED REPORT THAT HAS NOT BEEN REISSUED BY ARTHUR ANDERSON, L.L.P. FOR THE PURPOSES OF THIS 10-K, THE FOLLOWING REPORT OF ARTHUR ANDERSON, L.L.P., WHICH WAS THE MOST RECENTLY ISSUED REPORT, RELATES ONLY TO THE YEAR ENDED DECEMBER 31, 2001.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Members of THCR Management Services, LLC:

We have audited the accompanying balance sheet of THCR Management Services, LLC (a Delaware limited liability company) as of December 31, 2001 and the related statement of operations and cash flows for the two months then ended. These financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of THCR Management Services, LLC as of December 31, 2001, and the results of its operations and its cash flows for the two months then ended, in conformity with accounting principles generally accepted in the United States.

/s/ ARTHUR ANDERSEN, LLP

Roseland, New Jersey

March 13, 2002

THCR MANAGEMENT SERVICES, LLC

BALANCE SHEET

AS OF DECEMBER 31, 2001

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$354,000
Restricted cash	4,800,000
Interest receivable	17,000

Total current assets	5,171,000
Note receivable	3,535,000
Deferred financing costs, net of accumulated amortization of $115,000	2,135,000

Total assets	$10,841,000

LIABILITIES AND MEMBERS’ CAPITAL
CURRENT LIABILITIES:
Current maturities of long-term debt	$2,750,000
Accrued expenses	83,000

Total current liabilities	2,833,000
LONG-TERM DEBT	8,250,000

Total Liabilities	11,083,000
MEMBERS’ CAPITAL:
Accumulated deficit	(242,000)

Total liabilities and members’ capital	$10,841,000

The accompanying notes are an integral part of this balance sheet.

THCR MANAGEMENT SERVICES, LLC

STATEMENT OF OPERATIONS

FOR THE TWO MONTHS ENDED DECEMBER 31, 2001

INTEREST INCOME	$38,000
INTEREST EXPENSE	(280,000)

Loss before provision for income taxes	(242,000)
PROVISION FOR INCOME TAXES	—

Net loss	$(242,000)

The accompanying notes are an integral part of this financial statement.

THCR MANAGEMENT SERVICES, LLC

STATEMENT OF CASH FLOWS

FOR THE TWO MONTHS ENDED DECEMBER 31, 2001

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(242,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of deferred financing costs	115,000
Increase in receivables	(17,000)
Increase in accrued expenses	83,000

Net cash used in operating activities	(61,000)

CASH FLOWS FROM INVESTING ACTIVITIES
Note receivable	(3,535,000)

Net cash used in investing activities	(3,535,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowings of long-term debt	11,000,000
Debt issuance costs	(2,250,000)

Net cash provided by financing activities	8,750,000

Net increase in cash and cash equivalents	5,154,000
CASH AND CASH EQUIVALENTS, beginning of period	—

CASH AND CASH EQUIVALENTS, end of period	$5,154,000

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$83,000

The accompanying notes are an integral part of this balance sheet.

THCR MANAGEMENT SERVICES, LLC

NOTES TO FINANCIAL STATEMENTS

(1) Organization and Nature of Business

THCR Management Services, LLC (the “Company”) is a Delaware limited liability company formed in December 1996. In October 2001, 100% of the Company’s membership interests were transferred to THCR Management Holdings, LLC (“THCR Management”), a Delaware limited liability company wholly owned by Trump Hotels & Casino Resorts Holdings, LP (“THCR Holdings”), a Delaware limited partnership. THCR Holdings is currently owned approximately 63.4% by Trump Hotels & Casino Resorts, Inc. (“THCR”), a Delaware corporation, as both a limited and general partner and approximately 36.6% by Donald J. Trump (“Trump”) as a limited partner.

(2) Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all short-term marketable equity securities with an original maturity of three months or less to be cash equivalents.

Restricted Cash

Approximately $4,800,000 in cash was restricted for further funding of the construction loan and payment of interest on the loan as described in Note 3.

Income Taxes

The accompanying financial statements do not include a provision for federal income taxes, since any income or losses allocated to the partners are reportable for federal income tax purposes by individual partners.

(3) Twenty-Nine Palms Development

On April 27, 2000, the Company, an indirect, wholly-owned subsidiary of THCR Holdings, entered into a management agreement with the Twenty-Nine Palms Band of Luiseno Mission Indians of California, a sovereign Native American nation (the “Tribe”). Following submission of the management agreement to the National Indian Gaming Commission (the “NIGC”), the Company, the Tribe and the Twenty-Nine Palms Enterprises Corporation, a Federal corporation chartered by the Tribe (the “Palms Enterprise”) prepared an amended and restated management agreement (the “Management Agreement”), which is subject to the currently pending approval of the NIGC.

The Management Agreement provides that the Company will manage and direct all business and affairs in connection with the day-to-day operation, management and maintenance (the “Management Services”) of the Tribe’s expanded and renovated Spotlight 29 Casino, which will be renamed Trump 29 Casino, located in the city of Coachellla, California, 20 miles east of Palm Springs and 140 miles east of Los Angeles. As proposed, the term of the Management Agreement is five years, commencing from the first date that the renovated casino is completed and opened to the public for gaming. Pursuant to the Management Agreement, as proposed, in consideration for the Management Services, the Company shall be entitled to an annual fee equal to 30.0% of the Net Revenues (as defined in the Management Agreement) for each year of the term (the “Management Fee”). The Management Fee shall be payable monthly in amounts equal to the accrued Management Fee for the preceding month plus and accrued, unpaid amounts.

To assist the Tribe in renovation of Trump 29 Casino, Trump Hotels & Casino Resorts Development Company, LLC (“THCR Development”), a subsidiary of THCR Holdings entered into a Gaming Facility Construction and Development Agreement, dated April 27, 2000 (the “Development Agreement”) with the Tribe. Pursuant to the Development Agreement, THCR Development and the Palms Enterprise is constructing and intends to furnish and equip a Class III gaming resort on the Tribe’s existing 75,000 square-foot casino, with a 125,000 square-foot casino wing, and will also include a renovated theatre-type showroom, an enlarged café, a fine-dining steakhouse and a food court. The construction and opening of the Trump 29 Casino is anticipated to be completed in the second quarter of 2002, with the remaining renovation anticipated to be completed in the third quarter of 2002.

To enable the Tribe to complete the construction and renovation of the Tribe’s casino, the Company agreed to act as a participant in the Tribe’s construction loan (the “Tribe Construction Loan”) committing to provide the Tribe with up to $15,800,000 of the $58,000,000 total financing for the project. The Tribe Construction Loan bears interest at the prime rate plus one percent and matures in August 2007, and is secured by a security interest in the Tribe’s Equipment (as defined in the related security agreement) and the cash flow of the casino which is deposited in a “lockbox” type account.

The Company has agreed to subordinate its right to receive Management Fees to the payment by the Tribe of the Tribe Construction Loan. As a result of such subordination, until the Tribe Construction Loan is paid in full, the Company may not accept or receive any prepayment of its Management Fee or accept or receive any payment from the Tribe in respect of the Management Fee if a default has occurred and is continuing under the Tribe Construction Loan or if such payment of the Management Fee would result in a default under the Tribe Construction Loan.

On November 2, 2001, the Company entered into a loan agreement with the Trust Company of the West and certain affiliates thereof (the “TCW Lenders”), pursuant to which the TCW Lenders agreed to loan up to $18,800,000 to the Company to enable the Company to fund its participation in the Tribe Construction Loan and to pay related expenses (the “Management Loan”). The Management Loan bears interest at the rate of nine percent per annum and matures in November 2006. The Management Loan is secured by (i) a pledge of the promissory note to the Company from the Tribe, (ii) a pledge of all accounts, general intangibles and instruments of the Company, (iii) a pledge of the Management Fee, (iv) a collateral assignment of the Management Agreement and (v) a limited guaranty of Trump (the “Trump Guaranty”). THCR Holdings, through its subsidiary, THCR Enterprises, LLC, (“THCR Enterprises”) agreed to indemnify Trump against any losses incurred by him in connection with the Trump Guaranty, including any payments made by Trump thereunder. The indemnity obligation of THCR Enterprises is secured by a pledge of 2,127,500 shares of Common Stock and a principal amount of $35,500,000 of Senior Notes held by THCR Enterprises.

On November 2, 2001, $11,000,000 of the $18,800,000 commitment under the Management Loan was advanced to the Company of which approximately $8,300,000 was escrowed to fund the participation of the Company in the Tribe Construction Loan, and approximately $2,800,000 was allocated to pay fees, expenses and to make required escrow deposits in connection with the Management Loan. As of December 31, 2001, $3,535,000 of the $8,300,000 has been funded to the Tribe. Subsequent to year end, additional lender participants were added to the lending group funding the Tribe Construction Loan and consequently, the Company’s participation in the Tribe Construction Loan has been reduced from $15,800,000 to $8,300,000.

EXHIBIT INDEX

Exhibit No.	Description

10.2	Second Amended and Restated Services Agreement, dated as of January 1, 1998, by and among Trump Plaza Associates, Trump Taj Mahal Associates, Trump Marina Associates, L.P. (f/k/a Trump’s Castle Associates, L.P.), Trump Indiana, Inc. and Trump Casino Services, L.L.C.

10.22	Employment Agreement, dated April 17, 2000, of John P. Burke.

10.23	Amendment, dated January 30, 2002, to John P. Burke’s Employment Agreement.

10.24	Employment Agreement, dated August 15, 2003, of Scott C. Butera.

10.25	Exclusivity Agreement, dated January 21, 2004, between THCR and DLJ Merchant Banking Partners III, L.P.

10.26	Letter Agreement, dated February 12, 2004, by and among THCR, THCR Holdings and DLJ Merchant Banking Partners III, L.P.

10.27	Letter Agreement, dated February 12, 2004, between TCH and DLJ Merchant Banking Partners III, L.P.

31.1	Certification by the Chief Executive Officer of Trump Casino Holdings, L.L.C. and Trump Casino Funding, Inc. pursuant to Rule 13a-14(a)/15(d)-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification by the Principal Financial and Accounting Officer of Trump Casino Holdings, L.L.C. and Trump Casino Funding, Inc. pursuant to Rule 13a-14(a)/15(d)-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of the Chief Executive Officer of Trump Casino Holdings, L.L.C. and Trump Casino Funding, Inc. Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Principal Financial and Accounting Officer of Trump Casino Holdings, L.L.C. and Trump Casino Funding, Inc. Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

S-1