Form 10-Q
period 2004-03-31
TRUMP CASINO HOLDINGS LLC; TRUMP CASINO FUNDING INC
filed 2004-05-14
CIK 1226932, 1226933

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended March 31, 2004

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

As of May 14, 2004, there were 100 shares of Trump Casino Funding, Inc.’s common stock, par value $.01 per share, outstanding. Trump Casino Funding, Inc. meets the conditions set forth in General Instructions H(1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.

TRUMP CASINO HOLDINGS, L.L.C.

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

TRUMP CASINO HOLDINGS, L.L.C.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	December 31, 2003	March 31, 2004
		(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$34,817	$32,760
Receivables, net	12,438	12,685
Inventories	3,322	3,074
Prepaid expenses and other current assets	3,364	3,013

Total current assets	53,941	51,532
PROPERTY AND EQUIPMENT, NET	508,166	507,650
INVESTMENTS IN BUFFINGTON HARBOR RIVERBOATS, L.L.C.	29,743	29,130
DEFERRED BOND AND LOAN ISSUANCE COSTS, NET	19,531	18,759
OTHER ASSETS	21,779	21,639

Total assets	$633,160	$628,710

LIABILITIES AND EQUITY
CURRENT LIABILITIES
Current maturities of long-term debt	$10,272	$10,032
Accounts payable and accrued expenses	46,743	45,078
Accrued income taxes	1,125	21,433
Due to affiliates	7,567	7,271
Accrued interest payable	5,665	2,955

Total current liabilities	71,372	86,769
LONG-TERM DEBT, LESS CURRENT MATURITIES	464,255	468,397
LONG-TERM DEBT, RELATED PARTIES	15,425	15,888
OTHER LONG-TERM LIABILITIES	1,803	1,559

Total liabilities	552,855	572,613
CAPITAL
Contributed capital	298,922	298,922
Accumulated deficit	(218,617)	(242,825)

Total capital	80,305	56,097

Total liabilities and capital	$633,160	$628,710

See accompanying notes.

TRUMP CASINO HOLDINGS, L.L.C.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands)

	For the Three Months Ended March 31,
	2003	2004
REVENUES
Gaming	$95,045	$100,545
Rooms	4,842	4,773
Food and beverage	7,655	7,751
Management fees	964	2,285
Other	1,994	2,628

Gross revenues	110,500	117,982
Less-promotional allowances	20,227	20,092

Net revenues	90,273	97,890

COSTS AND EXPENSES
Gaming	46,827	48,492
Rooms	1,430	1,482
Food and beverage	3,017	3,093
General and administrative	21,256	23,490
General and administrative—related party	2,818	1,151
Debt renegotiation costs	378	—
Depreciation and amortization	7,233	7,252

	82,959	84,960

Income from operations	7,314	12,930

NON-OPERATING INCOME (EXPENSE)
Interest income	401	3
Interest expense	(14,934)	(16,649)
Interest expense - related party	(6,226)	(683)
Gain on debt retirement, net	7,931	—
Other non-operating income (expense)	(14)	—

Non-operating expense, net	(12,842)	(17,329)

Loss before income taxes and equity in loss from Buffington Harbor, L.L.C.	(5,528)	(4,399)
Equity in loss from Buffington Harbor, L.L.C.	(615)	(613)
Provision for income taxes	(300)	(19,196)

Net loss	$(6,443)	$(24,208)

See accompanying notes.

TRUMP CASINO HOLDINGS, L.L.C.

CONDENSED CONSOLIDATED STATEMENTS OF CAPITAL/(DEFICIT)

FOR THE THREE MONTHS ENDED MARCH 31, 2004

(unaudited)

(in thousands)

	Contributed Capital	Accumulated Deficit	Total
Balance at December 31, 2003	$298,922	$(218,617)	$80,305
Net loss	—	(24,208)	(24,208)

Balance at March 31, 2004	$298,922	$(242,825)	$56,097

See accompanying notes.

TRUMP CASINO HOLDINGS, L.L.C.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	For the Three Months Ended March 31,
	2003	2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(6,443)	$(24,208)
Adjustments to reconcile net loss to net cash flows provided by operating activities -
Depreciation and amortization	7,233	7,252
Non cash gain on debt refinancing, net	(7,931)	—
Issuance of PIK debt in satisfaction of accrued interest	8,636	2,005
Equity in loss from Buffington Harbor, L.L.C.	615	613
Accretion of bond discount	1,852	543
Amortization of loan costs	590	781
Provision for losses on receivables	443	594
Valuation allowance - CRDA investments	258	261
Decrease (increase) in receivables	2,288	(841)
Decrease in inventories	130	248
Decrease in prepaid expenses and other current assets	958	352
(Increase) decrease in other assets	(2,161)	553
Increase (decrease) in due to affiliates	164	(296)
Increase in current liabilities	1,370	15,786
Decrease in other long-term liabilities	(2,814)	—

Net cash flows provided by operating activities	5,188	3,643

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment, net	(2,861)	(1,983)
Other	318	—
Purchases of CRDA investments, net	(777)	(782)

Net cash flows used in investing activities	(3,320)	(2,765)

CASH FLOWS FROM FINANCING ACTIVITIES
Distribution to parent company	(102,154)	—
Payment of long-term debt	(351,090)	(2,935)
Proceeds from additional borrowings, net	468,036	—
Loan costs on additional borrowings	(18,527)	—

Net cash flows used in financing activities	(3,735)	(2,935)

Net decrease in cash and cash equivalents	(1,867)	(2,057)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	33,917	34,817

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$32,050	$32,760

SUPPLEMENTAL INFORMATION:
Cash paid for interest	$15,419	$16,712

Cash paid for income taxes	$—	$88

Equipment purchased under capital leases	$—	$4,752

See accompanying notes.

TRUMP CASINO HOLDINGS, L.L.C.

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

The sole member of TCH (the “Company”) is Trump Hotels & Casino Resorts Holdings, L.P., a Delaware limited partnership (“THCR Holdings”). THCR Holdings is owned approximately 63.4% by Trump Hotels & Casino Resorts, Inc., a Delaware corporation (“THCR”), as both a general and limited partner, and approximately 36.6% by Donald J. Trump as a limited partner.

On March 25, 2003, TCH was capitalized. Simultaneously, Marina Associates, Trump Marina, Inc., Trump Indiana, Inc., Trump Indiana Realty, THCR Management and Trump 29 Services became wholly-owned subsidiaries of TCH. As a result of this reorganization, the accompanying condensed consolidated financial statements present the condensed consolidated financial statements of TCH and its subsidiaries as of December 31, 2003 and March 31, 2004 and for each of the three months in the period ended March 31, 2003 and 2004.

Marina Associates owns and operates Trump Marina Hotel Casino (“Trump Marina”), a casino hotel located in the marina district of Atlantic City, New Jersey (the “Marina District”). Trump Indiana, Inc. owns and operates Trump Casino and Hotel, a riverboat gaming facility operating in Buffington Harbor, in Gary, Indiana (the “Trump Indiana Riverboat”). THCR Management is the sole member of Trump 29 Services. Trump 29 Services manages the day-to-day operations of Trump 29 Casino (“Trump 29”) located in Coachella Valley, California (near Palm Springs) pursuant to a five year management agreement (the “Trump 29 Management Agreement”) commencing on April 16, 2002, between Trump 29 Services and Twenty-Nine Palms Enterprises Corporation, a corporation wholly-owned by the Twenty Nine Palms Band of Luiseno Mission Indians, a federally recognized Native American Tribe and the owner of Trump 29 Casino (the “Tribe”). Trump Marina, Inc. is the general partner of Marina Associates. Trump Indiana Realty has no material assets or operations. At March 31, 2004, THCR Management has no assets or operations, other than Trump 29 Services.

TCH’s primary activity is gaming. The Company views each casino property as an operating segment, and all such operating segments have been aggregated into one reporting segment. Each casino property derives its revenues from casino operations, room rentals, food and beverage sales, and entertainment revenues.

TCH and TCF have no operations and their ability to service their debt is dependent upon the successful operations of Trump Marina and the Trump Indiana Riverboat, and the management fees generated pursuant to the Trump 29 Management Agreement.

The Company has incurred recurring operating losses which totaled $22.7 million, $15.7 million and $27.1 million for the years ended December 31, 2001, 2002 and 2003, respectively, and has a working capital deficit of $35.2 million at March 31, 2004. The recurring operating losses are primarily the result of substantial debt service obligations on outstanding indebtedness. In 2004, the Company’s debt service obligation is approximately $70 million. Additionally, the Company has experienced increased competition and other challenges in its markets. Due to these factors, the Company has not been able to expand its operations or reinvest in the maintenance of its owned properties at desired levels. Furthermore, the Company does not currently have any short-term borrowing capacity available. Although the Company anticipates that it will have sufficient funds on hand to provide for the scheduled debt service obligations on its outstanding indebtedness during 2004, there can be no assurances such funds will be available. Additionally, there can be no assurance that THCR will have funds available to provide for scheduled debt service obligations on its consolidated indebtedness and the impact, if any, on the Company if such funds were insufficient.

TRUMP CASINO HOLDINGS, L.L.C.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

As a result of these factors, management has reviewed various financing alternatives. The Company‘s parent company, THCR, announced that it has entered into an exclusivity agreement with DLJ Merchant Banking Partners III, L.P. (“DLJMB”) in connection with a proposed $400 million equity investment by DLJMB to sponsor a comprehensive recapitalization of THCR and its subsidiaries, including TCH and its subsidiaries. On the same date as the announcement of the Potential Recapitalization, certain credit agencies downgraded certain of THCR’s indebtedness, including the TCH Notes (as defined below). The consummation of the Potential Recapitalization is contingent upon a variety of factors. No assurances can be made that the Potential Recapitalization will occur, or if it does occur, that it will occur on terms acceptable to THCR to allow THCR to meet its obligations as they become due. Additionally, management has implemented programs to obtain cash flow savings and will continue to attempt to implement such programs in the upcoming year if the Potential Recapitalization does not occur. These programs include labor savings through increased automation of the slot machine product on the gaming floor and the further reduction of planned capital expenditures and maintenance programs. However, there can be no assurances that these programs would be successful for any protracted period of time. Accordingly, the financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets, or the amounts and classification of liabilities that may result from the outcome of this uncertainty or the Potential Recapitalization.

Subject to the foregoing, the accompanying condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, certain information and note disclosures normally included in financial statements prepared in conformity with accounting principles generally accepted in the United States have been condensed or omitted.

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

These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the annual report on Form 10-K for the year ended December 31, 2003 filed with the SEC and available on the SEC’s website, www.sec.gov.

Our business is seasonal in nature; therefore, results of operations for the three months ended March 31, 2004 are not necessarily indicative of the operating results for a full year.

Reclassifications

Certain other reclassifications and disclosures have been made to prior year financial statements for them to be in conformity with the current year presentation.

(2) Potential Recapitalization

On February 12, 2004, THCR, our ultimate parent company, announced that it has entered into an exclusivity agreement with DLJMB, an affiliate of Credit Suisse First Boston, or CSFB, in connection with a proposed $400 million equity investment by DLJMB to sponsor a comprehensive recapitalization of THCR and its subsidiaries, or the Potential Recapitalization. Consummation of such recapitalization is subject to a variety of conditions, as discussed below. DLJMB’s proposed investment is expected to be in the form of THCR’s common stock and is expected, if consummated, to result in a substantial deleveraging of THCR’s balance sheet. DLJMB would also become the majority shareholder of THCR, with Donald J. Trump continuing as the Chairman of THCR’s Board of Directors and as a significant equity holder.

TRUMP CASINO HOLDINGS, L.L.C.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

DLJMB’s investment is contingent upon a number of factors, including (i) obtaining regulatory approvals from the casino gaming regulatory authorities, (ii) a restructuring of the Trump Atlantic City Associates, an affiliate of TCH, 11.25% First Mortgage Notes due 2006, or the TACA Notes ($1.3 billion outstanding at March 31, 2004) and the TCH Notes (approximately $493.8 million outstanding at March 31, 2004) at a discount to the face amount of such notes, and (iii) reaching a definitive agreement with DLJMB and Mr. Trump concerning the specific terms of DLJMB‘s investment, including, but not limited to, DLJMB’s purchase price for THCR’s common stock, percentage of equity ownership, the Company‘s pro forma debt and equity capitalization, and corporate governance terms.

Certain holders of the TCH Notes have formed a committee, or the TCH Noteholder Committee, to discuss the Potential Recapitalization with THCR, and the TCH Noteholder Committee has also engaged advisors. Certain holders of the TACA Notes have also formed a committee, or the TACA Noteholder Committee, and have also engaged advisors. THCR and DLJMB have proposed certain key terms of the Potential Recapitalization to the TCH Noteholder Committee and the TACA Noteholder Committee which may be different than the terms of a consummated recapitalization plan, if any.

Although THCR has had extensive discussions with DLJMB regarding the potential transaction, it has not entered into any definitive agreements with DLJMB or any other parties, including note holders, concerning the proposed DLJMB transaction or any other recapitalization (other than the exclusivity agreement with DLJMB and an agreement to pay DLJMB expenses in certain circumstances and a substantial fee if certain transactions occur within specified periods and DLJMB does not participate). There is no assurance that the terms of a definitive agreement concerning DLJMB’s proposed investment in THCR will be reached between THCR and DLJMB, that THCR’s debt will be restructured, or that any Potential Recapitalization will be consummated. Furthermore, the impact of the Potential Recapitalization on existing security holders is uncertain. As noted above, the Potential Recapitalization is conditioned upon the holders of the TACA Notes and the TCH Notes agreeing to a reduction in the face amount of their notes.

If the Potential Recapitalization or other recapitalization plan is not consummated, the Company will continue to consider alternatives to optimize stakeholder return, reduce its consolidated indebtedness and improve its capital structure, including the alternatives described above and others. There is no assurance that any such alternatives will be achieved.

(3) TCH Notes Offering

On March 25, 2003, TCH and TCF consummated an offering, or the TCH Notes Offering, consisting of: (i) $425.0 million principal amount of First Priority Mortgage Notes due March 15, 2010 bearing interest at a rate of 11.625% per year payable in cash, sold at a price of 94.832% of their face amount for an effective yield of 12.75%, or the First Priority Mortgage Notes, and (ii) $50.0 million principal amount of Second Priority Mortgage Notes due September 15, 2010 bearing interest at a rate of 11.625% per year payable in cash, plus 6.0% through the issuance of payable-in-kind notes, or the Second Priority Mortgage Notes, together with the First Priority Mortgage Notes, the TCH Notes.

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

TRUMP CASINO HOLDINGS, L.L.C.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

Financing costs, including underwriters’ discounts of 2.5% to the purchasers of the TCH First Priority Mortgage Notes and 10% to the purchasers of the TCH Second Priority Mortgage Notes and direct transactional fees (including accounting, legal and printing), have been capitalized as deferred bond and loan issuance costs in the accompanying balance sheet and are being amortized to interest expense over the term of the debt.

In connection with the TCH Notes Offering, TCH recorded a net gain of $7,931,000 for the three months ended March 31, 2003, which consists of a net gain of $10,451,000 on the retirement of Trump’s Castle Funding’s 11.75% Mortgage Notes, due 2003, or the Castle Mortgage Notes, and Trump’s Castle Fundings 13.875% Pay-In-Kind Notes, due 2005, or the Castle PIK Notes, the settlement of Trump Indiana, Inc.’s interest swap for $851,000 and the write-off of unamortized loan costs of approximately $1,669,000.

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

TRUMP CASINO HOLDINGS, L.L.C.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

(4) Financial Information of Trump Casino Funding

Financial information relating to Trump Casino Funding is as follows:

	December 31, 2003	March 31, 2004
Assets:
TCH First Priority Mortgage Notes receivable, net of unamortized discount of $20,395,000 at December 31, 2003 and $19,852,000 at March 31, 2004	$404,605,000	$405,148,000
TCH Second Priority Mortgage Notes receivable	66,842,000	68,847,000

Total Assets	$471,447,000	$473,995,000

Liabilities:
TCH First Priority Mortgage Notes payable, net of unamortized discount of $20,395,000 at December 31, 2003 and $19,852,000 at March 31, 2004	$404,605,000	$405,148,000
TCH Second Priority Mortgage Notes payable	66,842,000	68,847,000

Total Liabilities	$471,447,000	$473,995,000

	Three Months Ended March 31,
	2003	2004
Interest Income	$1,222,000	$16,075,000
Interest Expense	1,222,000	16,075,000

Net Income	$—	$—

(5) Debt Renegotiation Costs

Marina Associates and Trump Indiana, Inc. were seeking to refinance or modify the terms of their long-term debt in 2002. During the three months ended March 31, 2003, debt renegotiation costs of $378,000 were expensed in the accompanying Statements of Operations. Debt renegotiation costs include the costs associated with transactional fees earned upon the successful consummation of the TCH Notes Offering on March 25, 2003.

(6) Recent Accounting Pronouncements

In January 2003, the FASB issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities, an interpretation of ARB 51.” The primary objectives of this interpretation are to provide guidance on the identification of entities for which control is achieved through means other than through voting rights (“variable interest entities”) and how to determine when and which business enterprise (the “primary beneficiary”) should consolidate the variable interest entity. This new model for consolidation applies to an entity in which either (i) the equity investors (if any) do not have a controlling financial interest; or (ii) the equity investment at risk is insufficient to finance that entity’s activities without receiving additional subordinated financial support from other parties. In addition, FIN 46 requires that the primary beneficiary, as well as all other enterprises with a significant variable interest in a variable interest entity, make additional disclosures. Certain disclosure requirements of FIN

TRUMP CASINO HOLDINGS, L.L.C.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

46 were effective for financial statements issued after January 31, 2003. In December 2003, the FASB issued FIN 46 (revised December 2003), “Consolidation of Variable Interest Entities” (“FIN 46-R”) to address certain FIN 46 implementation issues. The effective dates and impact of FIN 46 and FIN 46-R are as follows: (i) Special-purpose entities (“SPEs”) created prior to February 1, 2003 - the company must apply either the provisions of FIN 46 or early adopt the provisions of FIN 46-R at the end of the first interim or annual reporting period ending after December 15, 2003; (ii) Non-SPEs created prior to February 1, 2003 - the company is required to adopt FIN 46-R at the end of the first interim or annual reporting period ending after March 15, 2004; and (iii) All entities, regardless of whether an SPE, that were created subsequent to January 31, 2003 - the provisions of FIN 46 were applicable for variable interests in entities obtained after January 31, 2003. The adoption of the provisions applicable to SPEs and all other variable interests obtained after January 31, 2003 did not have a material impact on the Company’s consolidated financial position, consolidated results of operations, or liquidity. Adoption of this pronouncement had no material impact on the Company’s consolidated financial position, consolidated results of operations, or liquidity.

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

(8) Twenty-Nine Palms Development

THCR Management operates Trump 29, a casino owned by the Twenty-Nine Palms Band of Luiseno Mission Indians of California, a sovereign Native American nation through its sole ownership of the Twenty-Nine Palms Enterprises Corporation, or Twenty-Nine Palms, pursuant to the Trump 29 Management Agreement. The term of the Trump 29 Management Agreement is five years and expires during April 2007. Commencing in April 2005, an affiliate of the Tribe has the option of buying-out THCR Management from the Trump 29 Management Agreement for an early termination fee as defined in the Trump 29 Management Agreement. Pursuant to the Trump 29 Management Agreement, in consideration for the Management Services, THCR Management receives an annual fee based on a percentage of Net Revenues (as defined in the Trump 29 Management Agreement) for each year of the term (the “Management Fee”). Subject to the rights of the Tribe’s lenders and payment of certain priority amounts under the Trump 29 Management Agreement, the management fee is payable monthly in amounts equal to the accrued management fee for the preceding month plus any accrued, unpaid amounts. Management fee revenue was $964,000 and $2,285,000 for the three month periods ended March 31, 2003 and 2004, respectively.

(9) Investment In Buffington Harbor Entities

The Company accounts for its investment in the Buffington Harbor Riverboats, L.L.C. (“BHR”) (a 50% joint venture between Trump Indiana, Inc. and Majestic Star Casino, L.L.C. (“Majestic Star”)) under the equity method of accounting. Trump Indiana, Inc. and Majestic Star formed BHR and entered into an agreement (the “BHR Agreement”) relating to the joint ownership, development and operation of all common land-based and waterside operations in support of each of Trump Indiana, Inc.’s and Majestic Star’s separate riverboat casinos at Buffington Harbor. Trump Indiana, Inc. and Majestic Star are equally responsible for the operating expenses of the common land-based facilities at the site. There can be no assurance that Trump Indiana, Inc. and/or Majestic Star will be able to fund their respective share of future capital contributions or operating expenses.

TRUMP CASINO HOLDINGS, L.L.C.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

In accordance with the BHR Agreement, Trump Indiana, Inc. and Majestic Star pay berthing and other fees in an amount to cover the operating expenses of BHR. Berthing fees and other fees paid are included in general and administrative expenses in the accompanying statements of operations.

Selected financial information of BHR as of December 31, 2003 and March 31, 2004 and for the three months ended March 31, 2003 and 2004 are as follows:

	December 31, 2003	March 31, 2004
Balance Sheet Information
Cash	$82,639	$21,000
Total current assets	$5,095,856	$3,944,000
Property, plant, and equipment, net	$61,881,975	$60,699,000
Total assets	$67,079,079	$64,744,000
Total current liabilities	$7,223,402	$6,006,000
Total liabilities	$7,611,893	$6,394,000
Total members’ equity	$59,467,186	$58,350,000

	Three Months Ended March 31,
	2003	2004
Statements of Operations Information
Gross revenues	$3,378,000	$4,236,000
Net loss	$(1,208,000)	$(1,226,000)

In September 2000, Buffington Harbor Parking Associates (“BHPA”) was formed as a joint venture between Trump Indiana, Inc. and an affiliate of Majestic Star for the purpose of constructing and operating a parking garage. The estimated cost of the parking garage, including the land, was approximately $25,000,000. BHPA separately leases the parking garage to each of (i) Trump Indiana, Inc. pursuant to a parking lease, dated June 19, 2001 (the “Trump Indiana Garage Lease”), and (ii) Majestic Star under a substantially identical lease agreement. The term of the Trump Indiana Garage Lease is until December 31, 2018. The initial rent installment, paid by Trump Indiana, Inc. for the Trump Indiana Garage Lease, was approximately $8,800,000, which is being amortized on a straight-line basis over the term of the lease. In addition, Trump Indiana, Inc. is obligated to pay BHPA a monthly rent equal to (i) 50% of BHPA’s debt service on the $17,100,000 financing (the “Financing”) to build the parking garage and (ii) 50% of any construction costs incurred by BHPA in excess of the net proceeds of the Financing. In the event either lessee defaults on its rental obligation under its garage lease with BHPA, the other party will be obligated to pay rent in an amount sufficient to satisfy 100% of BHPA’s debt service obligations on the Financing.

TRUMP CASINO HOLDINGS, L.L.C.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

Selected financial information of BHPA as of December 31, 2003 and March 31, 2004 and for the three months ended March 31, 2003 and 2004 are as follows:

	December 31, 2003	March 31, 2004
Balance Sheet Information
Assets
Current assets	$2,263,000	$316,000
Property and equipment	$34,889,000	$34,733,000
Other assets	$959,000	$3,100,000
Total assets	$38,111,000	$38,149,000
Liabilities and Equity
Current portion of long-term debt	$1,258,000	$1,258,000
Other current liabilities	$4,277,000	$1,149,000
Total current liabilities	$5,535,000	$2,407,000
Long-term debt	$17,310,000	$19,630,000
Deferred revenue - long-term	$16,349,000	$17,301,000
Members’ capital	$(1,083,000)	$(1,189,000)
Total liabilities and equity	$38,111,000	$38,149,000

	Three Months Ended March 31,
	2003	2004
Statement of Operations Information
Revenues	$746,000	$706,000
Net loss	$(122,000)	$(106,000)

(10) Income Taxes

Indiana Wagering Tax Add-Back

In July 1999, the Indiana Department of Revenue (“Department”) issued a Letter of Findings to an Indiana gaming company that the Riverboat Wagering Tax (“RWT”), a tax deducted in computing Federal taxable income, is not deductible when computing Indiana adjusted gross income because the RWT represents a tax that is “based on or measured by income.” The entity that received the Letter of Findings, with the assistance of the Indiana Casino Association, of which Trump Indiana, Inc. is a member, is vigorously contesting this finding in the Indiana Tax Court on the basis that the RWT is an excise tax, which is excluded from Indiana’s add-back requirements. In April 2004, the Indiana Tax Court found in favor of the Department. The Company has estimated that the amount of potential exposure for the period from commencement of operations in June 1996 through March 31, 2004, including interest, is approximately $19,108,000. Given the court ruling, this amount has been included in income tax provision on the Statement of Operations for the three months ended March 31, 2004. The Company, along with its peers in the Indiana gaming market, plans to appeal this decision and contest this matter vigorously before the Indiana Supreme Court.

TRUMP CASINO HOLDINGS, L.L.C.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

(11) Subsequent Events

On April 12, 2004, the twelve Atlantic City casino properties executed an agreement with the New Jersey Sports & Exposition Authority (“NJSEA”) and the New Jersey Casino Reinvestment Development Authority (“CRDA”) to, among other things, enhance purses, fund breeder’s awards and establish account wagering at New Jersey horse racing tracks (“NJSEA Subsidy Agreement”).

The NJSEA Subsidy Agreement provides that the casinos, pro rata according to their gross revenue, shall: (a) provide $34 million to the NJSEA in cash and donate $52 million to the NJSEA from the regular payment of their CRDA obligations to, in the aggregate, be used by the NJSEA through 2008 to enhance such purses, fund such breeder’s awards and establish such account wagering; and (b) donate $10 million from the regular payment of their CRDA obligations to be used by the CRDA as grants to such other North Jersey projects as it shall determine.

The NJSEA Subsidy Agreement further provides, with respect to the obligations of the NJSEA and the CRDA, for: (a) legislation by December 2004 which establishes and funds a $62 million Casino Expansion Fund to be administered by the CRDA and made available pro rata to each casino for use in expanding its casino hotel facility in the amounts of and at the times at which it makes its donation payments to the CRDA (“Casino Expansion Fund Act”); (b) a moratorium until January 2009, which casinos may enforce by court injunction, on the conduct of “casino gaming” at any New Jersey racetrack, unless casinos controlling a majority of the hotel rooms controlled by the casinos in Atlantic City otherwise agree; (c) a moratorium until January 2006 on the authorization of “casino gaming” at any New Jersey racetrack, the violation of which shall terminate the NJSEA Subsidy Agreement and all further payments to the NJSEA and require that the NJSEA return all undistributed cash and that the CRDA return all undistributed donated CRDA obligations to the casinos; and (d) a license through August 2008, at no cost to the casino industry, for the display of messages promoting Atlantic City generally in prominent locations at the Meadowlands and Monmouth racetracks.

The NJSEA Subsidy Agreement finally provides that, if the Casino Expansion Fund Act is not enacted by the New Jersey Legislature by December 2004: (a) the casinos shall provide $7 million in cash to the NJSEA by December 10, 2004 and donate $13 million from the regular payment of their CRDA obligations to the NJSEA to, in the aggregate, be used by the NJSEA to enhance such purses, fund such breeder’s awards and establish such account wagering; (b) the moratorium on the conduct of “casino gaming” at New Jersey racetracks shall expire as of January 2006; and (c) the NJSEA Subsidy Agreement shall otherwise terminate.

In addition to the NJSEA Subsidy Agreement, prominent leaders of the New Jersey Legislature have publicly stated their intent that the Legislature, by December 2004, enact the Casino Expansion Fund Act; in increments over a three year period, repeal the 4.25% tax on complimentaries it imposed as of July 2003; and refrain from imposing any new or increased casino industry specific taxes for four years.

Based on total gaming win for all twelve Atlantic City casino properties for the nine months ended March 31, 2004, Trump Marina’s pro rata share of the total industry contributions is estimated to be approximately 5%.

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

In this section, the words “Company,” “we,” “our,” “ours,” and “us” refer to Trump Casino Holdings, L.L.C. (“TCH”) and its wholly-owned subsidiaries, unless otherwise noted. Through its wholly-owned subsidiaries, TCH owns and operates the Trump Marina Hotel Casino in Atlantic City, New Jersey (“Trump Marina”) and the Trump Casino and Hotel, a riverboat gaming facility operating in Buffington Harbor, in Gary, Indiana (the “Trump Indiana Riverboat”). Through another subsidiary, TCH also manages the Trump 29 Casino located in Coachella Valley, California, near Palm Springs (“Trump 29”). Terms not defined in this section shall have the meanings ascribed to them elsewhere in this Quarterly Report on Form 10-Q.

Overview

The Company has incurred recurring operating losses, which totaled $15.7 million and $27.1 million for the years ended December 31, 2002 and 2003, respectively and has a working capital deficit of $35.2 million at March 31, 2004. The recurring operating losses are primarily the result of substantial debt service obligations on outstanding indebtedness. In 2004, the Company’s debt service obligation is approximately $70 million. Additionally, the Company has experienced increased competition and other challenges in its markets. Due to these factors, the Company has not been able to reinvest in the maintenance of its owned properties at desired levels or expand its operations. Furthermore, the Company does not currently have any short-term borrowing capacity available. Although the Company anticipates that it will have sufficient funds on hand to provide for the scheduled debt service obligations on its outstanding indebtedness during 2004, there can be no assurances such funds will be available.

Potential Recapitalization

As a result of the factors discussed above, management has reviewed various financing alternatives. THCR announced that it has entered into an exclusivity agreement with DLJMB in connection with a proposed $400 million equity investment by DLJMB to sponsor a comprehensive recapitalization of THCR and its subsidiaries. On the same date as the announcement of the Potential Recapitalization, certain credit agencies downgraded certain of THCR’s indebtedness. The Potential Recapitalization is contingent upon a variety of factors. No assurances can be made that the Potential Recapitalization will occur, or if it does occur, that it will occur on terms acceptable to THCR to allow THCR to meet its obligations as they become due. Additionally, management has implemented programs to obtain cash flow savings and will continue to attempt to implement such programs in the upcoming year if the Potential Recapitalization does not occur. These programs include labor savings through increased automation of the slot machine product on the gaming floor and the further reduction of planned capital expenditures and maintenance programs. However, there can be no assurances that these programs would be successful for any protracted period of time. Accordingly, the financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets, or the amounts and classification of liabilities that may result from the outcome of this uncertainty or the Potential Recapitalization. See “Factors That May Affect Our Future Results.”

Factors That May Affect Our Future Results

Some of the factors that may affect our future results are discussed below. For a discussion of other factors that may affect our future results, please see our Annual Report on Form 10-K for the year ended December 31, 2003, previously filed with the SEC and available for inspection on our website at www.trump.com.

We have substantial indebtedness and interest expense which limit our capital expenditures.

TCH has substantial indebtedness and associated interest expense. At March 31, 2004, our consolidated long-term debt was approximately $514.2 million. The TCH Notes are guaranteed by Marina Associates, Trump Indiana, Inc. and Trump 29 Services and are secured by substantially all of the fixed and other assets of such entities on a priority basis. Management believes that this indebtedness and associated interest expense hinders the Company’s ability to reinvest in the maintenance of its owned properties at desired levels.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)

The rate of interest payable on the TCH Notes increased on March 15, 2004, thereby increasing TCH’s interest expense.

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

Recently, our parent company, Trump Hotels & Casino Resorts, Inc., or THCR, announced the Potential Recapitalization to attempt to reduce the high levels of indebtedness and interest expense of its subsidiaries, including TCH, and infuse equity capital into THCR and its subsidiaries.

The Potential Recapitalization depends upon the occurrence of several events, including:

•	a restructuring of the TCH Notes and the mortgage notes of Trump Atlantic City, an affiliate of ours, or the TACA Notes, that would reduce their face value, either through in or out-of-court proceedings;

•	reaching definitive agreement with THCR and Mr. Trump concerning the specific terms of DLJMB’s investment, including: (i) whether its investment is made directly in THCR or in a subsidiary of THCR; (ii) the price (which may be, or be the equivalent of, or more or less than, the market prices for THCR common stock now or at the date of the definitive agreement); (iii) the amount and percentage ownership to be acquired by DLJMB (although its investment would represent more than a majority in all scenarios discussed to date); (iv) the terms of corporate governance post-investment; (v) the potential resale of its investment; and (vi) the terms of the THCR’s continued use of the “Trump” name and marks, and of Mr. Trump’s continued service as Chairman (in exchange for which Mr. Trump is expected to receive additional equity and/or other consideration); and

•	receiving appropriate gaming regulatory approvals.

Whether or not the Potential Recapitalization will progress will depend on whether the Special Committee, DLJMB, key holders of the TCH Notes and TACA Notes, and Mr. Trump are able to agree on the definitive terms of the recapitalization that, once agreed to, would then be proposed for regulatory and other required consents and approvals. There is no assurance any such agreement will be reached, or that if it is reached, that all necessary consents and approvals will be obtained.

The Company and DLJMB have proposed certain key terms of the Potential Recapitalization to the TCH Noteholder Committee and the TACA Noteholder Committee which may be different than the terms of a consummated recapitalization plan, if any.

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

unsecured, senior or subordinated, and have payment and other terms substantially different from the TCH Notes, or the TACA Notes.

If the Potential Recapitalization is approved and implemented, it is expected to result in a substantial deleveraging of THCR and its subsidiaries and reduction in their debt service. If the plan is approved and implemented, the holders of common stock of THCR prior to the transaction, including Mr. Trump (on account of his existing shares) are likely to have their existing interests substantially diluted and the value of that interest may be less than now. Further, DLJMB will own a majority equity interest in THCR (likely at the THCR or THCR Holdings level), and will be in a position to control THCR and its subsidiaries, including TCH, subject to agreed upon contractual limitations, if any.

Even if the Potential Recapitalization is consummated, and facilitates the desired expansion and development of THCR’s properties, the change may not lead to the hoped for increase in the volume and profitability of THCR’s business.

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

Indiana Wagering Tax Add-Back

In July 1999, the Indiana Department of Revenue (“Department”) issued a Letter of Findings to an Indiana gaming company that the Riverboat Wagering Tax (“RWT”), a tax deducted in computing Federal taxable income, is not deductible when computing Indiana adjusted gross income because the RWT represents a tax that is “based on or measured by income.” The entity that received the Letter of Findings, with the assistance of the Indiana Casino Association, of which Trump Indiana, Inc. is a member, is vigorously contesting this finding in the Indiana Tax Court on the basis that the RWT is an excise tax, which is excluded from Indiana’s add-back requirements. In April 2004, the Indiana Tax Court found in favor of the Department. The Company has estimated that the amount of potential exposure for the period from commencement of operations in June 1996 through the period ended March 31, 2004, including interest, is approximately $19,108,000. Given the court ruling, this amount has been included in income tax provision on the Statement of Operations for the three months ended March 31, 2004. The Company, along with its peers in the Indiana gaming market, plans to appeal this decision and contest this matter vigorously before the Indiana Supreme Court.

NJSEA Subsidy Agreement

On April 12, 2004, the twelve Atlantic City casino properties executed an agreement with the New Jersey Sports & Exposition Authority (“NJSEA”) and the New Jersey Casino Reinvestment Development Authority (“CRDA”) to, among other things, enhance purses, fund breeder’s awards and establish account wagering at New Jersey horse racing tracks (“NJSEA Subsidy Agreement”).

The NJSEA Subsidy Agreement provides that the casinos, pro rata according to their gross revenue, shall: (a) provide $34 million to the NJSEA in cash and donate $52 million to the NJSEA from the regular payment of their CRDA obligations to, in the aggregate, be used by the NJSEA through 2008 to enhance such purses, fund such breeder’s awards and establish such account wagering; and (b) donate $10 million from the regular payment of their CRDA obligations to be used by the CRDA as grants to such other North Jersey projects as it shall determine.

The NJSEA Subsidy Agreement further provides, with respect to the obligations of the NJSEA and the CRDA, for: (a) legislation by December 2004 which establishes and funds a $62 million Casino Expansion Fund to be administered by the CRDA and made available pro rata to each casino for use in expanding its casino hotel facility in the amounts of and at the times at which it makes its donation payments to the CRDA (“Casino Expansion Fund Act”); (b) a moratorium until January 2009, which casinos may enforce by court injunction, on the conduct of “casino gaming” at any New Jersey racetrack, unless casinos controlling a majority of the hotel rooms controlled by the casinos in Atlantic City otherwise agree; (c) a moratorium until January 2006 on the authorization of “casino gaming” at any New Jersey racetrack, the violation of which shall terminate the NJSEA Subsidy Agreement and all further payments to the NJSEA and require that the NJSEA return all undistributed cash and that the CRDA return all undistributed donated CRDA obligations to the casinos; and (d) a license through August 2008, at no cost to the casino industry, for the display of messages promoting Atlantic City generally in prominent locations at the Meadowlands and Monmouth racetracks.

The NJSEA Subsidy Agreement finally provides that, if the Casino Expansion Fund Act is not enacted by the New Jersey Legislature by December 2004: (a) the casinos shall provide $7 million in cash to the NJSEA by December 10, 2004 and donate $13 million from the regular payment of their CRDA obligations to the NJSEA to, in the aggregate, be used by the NJSEA to enhance such purses, fund such breeder’s awards and establish such account wagering; (b) the moratorium on the conduct of “casino gaming” at New Jersey racetracks shall expire as of January 2006; and (c) the NJSEA Subsidy Agreement shall otherwise terminate.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)

In addition to the NJSEA Subsidy Agreement, prominent leaders of the New Jersey Legislature have publicly stated their intent that the Legislature, by December 2004, enact the Casino Expansion Fund Act; in increments over a three year period, repeal the 4.25% tax on complimentaries it imposed as of July 2003; and refrain from imposing any new or increased casino industry specific taxes for four years.

Based on total gaming win for all twelve Atlantic City casino properties for the nine months ended March 31, 2004, Trump Marina’s pro rata share of the total industry contributions is estimated to be approximately 5%.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)

Recent Accounting Pronouncements

In January 2003, the FASB issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities, an interpretation of ARB 51”. The primary objectives of this interpretation are to provide guidance on the identification of entities for which control is achieved through means other than through voting rights (“variable interest entities”) and how to determine when and which business enterprise (the “primary beneficiary”) should consolidate the variable interest entity. This new model for consolidation applies to an entity in which either (i) the equity investors (if any) do not have a controlling financial interest; or (ii) the equity investment at risk is insufficient to finance that entity’s activities without receiving additional subordinated financial support from other parties. In addition, FIN 46 requires that the primary beneficiary, as well as all other enterprises with a significant variable interest in a variable interest entity, make additional disclosures. Certain disclosure requirements of FIN 46 were effective for financial statements issued after January 31, 2003. In December 2003, the FASB issued FIN 46 (revised December 2003), “Consolidation of Variable Interest Entities” (“FIN 46-R”) to address certain FIN 46 implementation issues. The effective dates and impact of FIN 46 and FIN 46-R are as follows: (i) Special-purpose entities (“SPEs”) created prior to February 1, 2003-the company must apply either the provisions of FIN 46 or early adopt the provisions of FIN 46-R at the end of the first interim or annual reporting period ending after December 15, 2003; (ii) Non-SPEs created prior to February 1, 2003-the company is required to adopt FIN 46-R at the end if the first interim or annual reporting period ending after March 15, 2004; and (iii) All entities, regardless of whether an SPE, that were created subsequent to January 31, 2003-the provisions of FIN 46 were applicable for variable interests in entities obtained after January 1, 2003. The adoption of the provisions applicable to SPEs and all other variable interests obtained after January 1, 2003 did not have a material impact on our consolidated financial position, consolidated results of operations, or liquidity. Adoption of this pronouncement had no material impact on the Company’s consolidated financial position, consolidated results of operations, or liquidity.

Financial Condition - Liquidity and Capital Resources

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

The TCH Properties also compete with other casino/hotels and riverboats based on the quality of customer service, the array of games offered, the attractiveness of a casino/hotel and the extent and quality of the facilities and amenities. In July 2003, the Borgata opened in Atlantic City’s marina district. The Borgata has adversely affected the revenues of Trump Marina. In addition, some of our Atlantic city competitors have recently completed substantial renovations designed to improve their competitive position. Furthermore, alternatives to casino style gambling, such as video lottery terminals, or VLTs, are increasing in the northeast region of the country from which we attract most of our customers. See “Factors That May Affect Our Future Results.”

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)

TRUMP CASINO HOLDINGS, L.L.C.

CONSOLIDATING CAPITAL EXPENDITURES

(in thousands)

	Trump Marina	Trump Indiana	Total TCH
FOR THE THREE MONTHS ENDED MARCH 31, 2003
Purchase of Property & Equipment	$1,156	$1,705	$2,861
Capital Lease Additions	—	—	—

Total Capital Expenditures	$1,156	$1,705	$2,861

FOR THE THREE MONTHS ENDED MARCH 31, 2004
Purchase of Property & Equipment	$898	$1,085	$1,983
Capital Lease Additions (a)	4,752	—	4,752

Total Capital Expenditures	$5,650	$1,085	$6,735

(a)	Capital lease additions were principally slot machines.

Comparison of Results of Operations for the Three Month Periods Ended March 31, 2003 and 2004

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

In connection with the TCH Notes Offering, Marina Associates, Trump Indiana, Inc., THCR Management and Trump 29 Services became wholly-owned subsidiaries of TCH. There was no other entity, which had significant assets or operations, which became a wholly-owned subsidiary of TCH. Prior to the date of consummation of the TCH Notes Offering, TCH had no significant assets or operations. Accordingly, we have included a discussion and analysis of the financial condition and results of operations of each of Marina Associates, Trump Indiana Inc., and THCR Management. Management‘s Discussion and Analysis of Financial Condition and Results of Operations of each of these entities should be read in connection with the respective financial statements and notes thereto included elsewhere in this Form 10-Q. See Note (1) to the “Notes to Condensed Consolidated Financial Statements (unaudited).”

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)

The financial information presented below reflects the financial condition and results of operations of Trump Marina and Trump Indiana. TCF is a wholly-owned subsidiary of TCH and has no business operations.

	Three Months Ended March 31,
	2003 Trump Marina	2004 Trump Marina	2003 Trump Indiana	2004 Trump Indiana	2003 Total TCH*	2004 Total TCH*
	(in thousands)
Revenues:
Gaming	$62,220	$62,069	$32,825	$38,476	$95,045	$100,545
Other	12,650	13,121	1,841	2,031	15,455	17,437

Gross revenues	74,870	75,190	34,666	40,507	110,500	117,982
Less: promotional allowances	16,347	16,961	3,880	3,131	20,227	20,092

Net revenues	58,523	58,229	30,786	37,376	90,273	97,890

Costs and expenses:
Gaming	30,485	29,473	16,342	19,019	46,827	48,492
Other	2,907	2,887	1,540	1,688	4,447	4,575
General and administrative	15,854	15,245	5,430	7,812	21,256	23,490
General and administrative - related party	1,305	1,115	1,513	1,601	2,818	1,151
Debt renegotiation costs	(47)	—	—	—	378	—
Depreciation and amortization	5,395	5,523	1,838	1,729	7,233	7,252

Total costs and expenses	55,899	54,243	26,663	31,849	82,959	84,960

Income from operations	2,624	3,986	4,123	5,527	7,314	12,930

Interest income	37	28	363	(52)	401	3
Interest expense	(13,857)	(10,968)	(537)	(2,122)	(14,934)	(16,649)
Interest expense - related party	(6,177)	—	(49)	—	(6,226)	(683)
Gain on debt retirement, net	9,751	—	(1,820)	—	7,931	—
Other non-operating income (expense)	—	—	(14)	—	(14)	—

Total non-operating expense, net	(10,246)	(10,940)	(2,057)	(2,174)	(12,842)	(17,329)

Income (loss) before equity in loss from joint venture and income taxes	(7,622)	(6,954)	2,066	3,353	(5,528)	(4,399)
Equity in loss from Buffington Harbor	—	—	(615)	(613)	(615)	(613)
Provision for income taxes	(300)	(88)	—	(19,108)	(300)	(19,196)

Net income (loss)	$(7,922)	$(7,042)	$1,451	$(16,368)	$(6,443)	$(24,208)

*	Income and expenses of TCH and THCR Management are not separately shown.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)

Gaming revenues are the primary source of TCH’s revenues and primarily consist of slot machine/table game win. The following chart details activity for the major components of revenue and certain hotel statistics:

	Three Months Ended March 31,
	2003 Trump Marina	2004 Trump Marina		2003 Trump Indiana	2004 Trump Indiana		2003 Total TCH*	2004 Total TCH*
	(in thousands)
Table Game Revenues (1)	$14,386	$13,320		$4,643	$5,001		$19,029	$18,321
Increase (decrease) from Prior Period		$(1,066)			$358			$(708)
Table Game Drop (2)	$85,666	$82,568		$27,857	$33,879		$113,523	$116,447
Increase (decrease) from Prior Period		$(3,098)			$6,022			$2,924
Table Game Win Percentage (3)	16.8%	16.1%		16.7%	14.8%		16.8%	15.7%
Increase (decrease) from Prior Period		(0.7	)pts.		(1.9	)pts.		(1.1	)pts.
Number of Table Games	81	75		46	42		127	117
Increase (decrease) from Prior Period		(6)			(4)			(10)
Slot Revenues (4)	$47,690	$48,624		$28,182	$32,344		$75,872	$80,968
Increase (decrease) from Prior Period		$934			$4,162			$5,096
Slot Handle (5)	$590,906	$623,721		$345,849	$416,033		$936,755	$1,039,754
Increase (decrease) from Prior Period		$32,815			$70,184			$102,999
Slot Win Percentage (6)	8.1%	7.8%		8.2%	7.8%		8.1%	7.8%
Increase (decrease) from Prior Period		(0.3	)pts.		(0.4	)pts.		(0.3	)pts.
Number of Slot Machines	2,510	2,501		1,728	1,663		4,238	4,164
Increase (decrease) from Prior Period		(9)			(65)			(74)
Other Gaming Revenues	$144	$125		$—	$1,131		$144	$1,256
Increase (decrease) from Prior Period		$(19)			$1,131			$1,112
Total Gaming Revenues	$62,220	$62,069		$32,825	$38,476		$95,045	$100,545
Increase (decrease) from Prior Period		$(151)			$5,651			$5,500
Number of Guest Rooms	728	728		300	300		1,028	1,028
Occupancy Rate	85.0%	77.1%		49.3%	46.7%		74.6%	68.2%
Average Daily Rate (Room Revenue)	$73.84	$79.20		$55.00	$57.09		$70.17	$74.78

*	Income and expenses of TCH and THCR Management are not separately shown.

(1)	“Table Game Revenues” is defined as the total amount wagered by table game patrons (the “Table Game Drop”), less the amounts paid back to such patrons by the casino for winning wagers.

(2)	“Table Game Drop” is defined as the total amount wagered by table game patrons.

(3)	“Table Win Percentage” is defined as the ratio, expressed as a percentage, of Table Games Revenues to Table Game Drop.

(4)	“Slot Revenues” is defined as the total amount wagered by slot patrons (the “Slot Handle”), less the amount paid back to slot patrons by the casino for winning pulls.

(5)	“Slot Handle” is defined as the total amount wagered by slot patrons.

(6)	“Slot Win Percentage” is defined as the ratio, expressed as a percentage, of Slot Revenues to Slot Handle.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)

Table games revenues decreased approximately $708,000, or 3.7%, to $18,321,000 for the three months ended March 31, 2004 from $19,029,000 for the three months ended March 31, 2003. This decrease was due primarily to a reduced table game win percentage from 16.8% for the three months ended March 31, 2003 to 15.7% for the three months ended March 31, 2004.

Slot revenues increased approximately $5,096,000, or 6.7%, to $80,968,000 for the three months ended March 31, 2004 from $75,872,000 for the three months ended March 31, 2003. This increase was due primarily to an increased slot handle of approximately $102,999,000, or 11.0%. The increase handle is due primarily to sustained marketing programs and events designed specifically for the slot customer.

Non-gaming revenues increased approximately $1,982,000, or 12.8%, to $17,437,000 for the three months ended March 31, 2004 from $15,455,000 for the three months ended March 31, 2003. This increase was due primarily to an increase in management fees earned by THCR Management of approximately $1,321,000, or 137.0%, to $2,285,000 for the three months ended March 31, 2004 from $964,000 for the three months ended March 31, 2003. Pursuant to the management agreement approved by NIGC on April 15, 2002, THCR Management commenced operating Trump 29. The term of the management agreement is for five years. In consideration for its management services, THCR Management receives an annual fee equal to 30% of the Net Revenues (as defined in the management agreement) of Trump 29. Also, Trump Marina had increased cash sales from non gaming operations of approximately $547,000, or 12.3%, to $5,012,000 for the three months ended March 31, 2004 from $ 4,465,000 for the three months ended March 31, 2003.

Gaming costs and expenses increased approximately $1,665,000, or 3.6%, to $48,492,000 for the three months ended March 31, 2004 from $46,827,000 for the year three months ended March 31, 2003. This increase was due primarily to an increase in Trump Indiana’s state and city wagering taxes of approximately $1,927,000 and expenses associated with increased gaming revenues experienced by Trump Indiana. This increased expense was offset by the Marina’s ongoing effort to control labor costs, as well as, the strategic reduction or elimination of less profitable promotional and complimentary expenses and marketing programs.

General and administrative costs and expenses increased approximately $2,234,000, or 10.5%, to $23,490,000 for the three months ended March 31, 2004 from $21,256,000 for the three months ended March 31, 2003. This increase is due primarily the result of increased property taxes due to a property tax reassessment which was completed during the fourth quarter of 2003 on the Trump Indiana facility.

General and administrative-related party costs and expenses decreased approximately $1,667,000, or 59.2%, to $1,151,000 for the three months ended March 31, 2004 from $2,818,000 for the three months ended March 31, 2003. This decrease is due primarily to the assignment of Trump Indiana‘s management services agreement from THCR Holdings to TCH in connection with the debt refinancing.

Depreciation and amortization increased approximately $19,000, or 0.3%, to $7,252,000 for the three months ended March 31, 2004 from $7,233,000 for the three months ended March 31, 2003. The increase is primarily due to slot machines purchased during 2003.

Interest expense increased approximately $1,715,000, or 11.5%, to $16,649,000 for the three months ended March 31, 2004 from $14,934,000 for the three months ended March 31, 2003 was primarily due to additional interest expense related to the Second Priority Mortgage Notes payable through the issuance of payable-in -kind notes.

Interest expense-related party decreased by approximately $5,543,000, or 89.0%, to $683,000 for the three months ended March 31, 2004 from $6,226,000 for the three months ended March 31, 2003 primarily due to the redemption of the Trump’s Castle Funding’s 13-7/8% PIK Notes on March 25, 2003.

In connection with the TCH Notes Offering, TCH recorded a net gain of $7,931,000 for the three months ended March 31, 2003, which consists of a net gain of $10,451,000 on the retirement of the Castle Mortgage Notes and the Castle PIK Notes, the settlement of Trump Indiana’s interest swap for $851,000 and the write-off of unamortized loan costs of approximately $1,669,000.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)

Provision for income taxes increased $18,896,000 to $19,196,000 for the three months ended March 31, 2004 from $300,000 for the three months ended March 31, 2003 primarily due to a $19,108,000 expense recorded by Trump Indiana in the first quarter of 2004 as a result of a ruling by the Indiana Tax Court regarding the nondeductibility of the Riverboat Wagering Tax when computing Indiana adjusted gross income. This charge covers the period from commencement of operations in June 1996 through March 31, 2004.

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

The carrying amount of the following financial instruments approximates fair value as follows: (a) cash and cash equivalents, receivables and payables are based on the short-term nature of these financial instruments and (b) the CRDA bonds and deposits are based on the allowances to give effect to the below market interest rates.

The carrying amount and fair value of our fixed rate indebtedness is as set forth below:

	March 31, 2004
	Carrying Amount	Fair Value
First Priority Mortgage Notes (1)	$405,148,000	$423,938,000
Second Priority Mortgage Notes	$68,847,000	$55,078,000

(1)	Carrying amount represents principal in the amount of $425,000,000, net of unamortized discount of $19,852,000 at March 31, 2004.

ITEM 4 - CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures. Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, the principal executive officer and principal financial officer of each of the Registrants have concluded that their disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) are effective to ensure that information required to be disclosed by the Registrants in reports that they file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.

(b)	Changes in Internal Controls. There were no specific changes in the Registrants’ internal controls over financial reporting during the fiscal quarter covered by this Form 10-Q that has materially affected, or is reasonably likely to materially affect, the Registrants’ internal controls over financial reporting.

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

ITEM 2 - CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

None.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5 - OTHER INFORMATION

Trump Orange County. On April 23, 2004, THCR, through a newly-formed subsidiary of TCH, submitted a formal proposal to the Indiana Gaming Commission (the “IGC”) regarding the building and operating of a $123.5 million casino property in Orange County, Indiana (located in the south central portion of Indiana, between Indianapolis and Louisville, KY). The proposal includes the construction of a riverboat-style gaming facility, purchase and restoration of the historic West Baden Springs Historical Landmark and financial support for improvements to additional area landmarks, including the French Lick Springs Resort and Spa and the Indiana Railway Museum. In addition to an up-front contribution of $2 million, THCR proposed an ongoing allocation of one percent (1%) of adjusted gross revenue from the casino to the Historic Hotel Preservation Commission (the “HHPC”) to assist in local renovation and development. The IGC and HHPC are currently reviewing THCR’s proposal, along with two other proposals submitted. It is currently estimated that a casino operating partner will be chosen in the third quarter of 2004.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

a.	Exhibits:

31.1	Certification of the Chief Executive Officer of the Registrants Pursuant to Rule 13a-14(a)/15(d)-14(a) of the Securities Exchange Act of 1934, as Amended.

31.2	Certification of the Principal Financial and Accounting Officer of the Registrants Pursuant to Rule 13a-14(a)/15(d)-14(a) of the Securities Exchange Act of 1934, as Amended.

PART II - OTHER INFORMATION - (Continued)

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

TCH filed a Current Report on Form 8-K with the SEC on May 3, 2004 regarding THCR’s earnings press release, including the results of TCH, for the quarter ended March 31, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, each of the Registrants has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

TRUMP CASINO HOLDINGS, L.L.C.

Date: May 14, 2004	By:	/S/ JOHN P. BURKE

John P. Burke Executive Vice President (Duly Authorized Officer and Principal Financial and Accounting Officer)

TRUMP CASINO FUNDING, INC.

Date: May 14, 2004	By:	/S/ JOHN P. BURKE

John P. Burke Executive Vice President (Duly Authorized Officer and Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification by the Chief Executive Officer of the Registrants Pursuant to Rule 13a-14(a)/15(d)-14(a) of the Securities Exchange Act of 1934, as Amended.

31.2	Certification by the Principal Financial and Accounting Officer of the Registrants Pursuant to Rule 13a-14(a)/15(d)-14(a) of the Securities Exchange Act of 1934, as Amended.

32.1	Certification of the Chief Executive Officer of the Registrants Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Principal Financial and Accounting Officer of the Registrants Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.