Form 10-Q
period 2004-06-30
TRUMP CASINO HOLDINGS LLC; TRUMP CASINO FUNDING INC
filed 2004-08-16
CIK 1226932, 1226933

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended June 30, 2004

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

As of August 16, 2004, there were 100 shares of Trump Casino Funding, Inc.’s common stock, par value $.01 per share, outstanding. Trump Casino Funding, Inc. meets the conditions set forth in General Instructions H(1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.

TRUMP CASINO HOLDINGS, L.L.C.

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

TRUMP CASINO HOLDINGS, L.L.C.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	December 31, 2003	June 30, 2004
		(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$34,817	$37,090
Receivables, net	12,438	10,537
Inventories	3,322	3,049
Prepaid expenses and other current assets	3,364	3,934

Total current assets	53,941	54,610
PROPERTY AND EQUIPMENT, NET	508,166	502,647
INVESTMENTS IN BUFFINGTON HARBOR RIVERBOATS, L.L.C.	29,743	28,535
DEFERRED BOND AND LOAN ISSUANCE COSTS, NET	19,531	17,875
OTHER ASSETS	21,779	25,129

Total assets	$633,160	$628,796

LIABILITIES AND EQUITY
CURRENT LIABILITIES
Current maturities of long-term debt	$10,272	$9,520
Accounts payable and accrued expenses	46,743	47,006
Accrued income taxes	1,125	20,043
Due to affiliates	7,567	8,468
Accrued interest payable	5,665	6,161

Total current liabilities	71,372	91,198
LONG-TERM DEBT, LESS CURRENT MATURITIES	464,255	468,338
LONG-TERM DEBT, RELATED PARTIES	15,425	15,888
OTHER LONG-TERM LIABILITIES	1,803	1,413

Total liabilities	552,855	576,837
CAPITAL
Contributed capital	298,922	298,922
Accumulated deficit	(218,617)	(246,963)

Total capital	80,305	51,959

Total liabilities and capital	$633,160	$628,796

See accompanying notes.

TRUMP CASINO HOLDINGS, L.L.C.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2003	2004	2003	2004
REVENUES
Gaming	$101,859	$100,854	$196,904	$201,400
Rooms	5,585	5,565	10,427	10,338
Food and beverage	9,059	9,024	16,714	16,775
Management fees	1,186	2,204	2,149	4,489
Other	3,731	3,696	5,725	6,323

Gross revenues	121,420	121,343	231,919	239,325
Less-promotional allowances	21,230	21,900	41,457	41,992

Net revenues	100,190	99,443	190,462	197,333

COSTS AND EXPENSES
Gaming	49,268	48,302	96,096	96,794
Rooms	1,753	1,663	3,183	3,145
Food and beverage	3,894	3,637	6,911	6,730
General and administrative	22,967	22,266	44,222	45,755
General and administrative - related party	1,161	1,133	3,979	2,284
Debt renegotiation costs	23	—	401	—
Depreciation and amortization	7,117	7,327	14,349	14,580

	86,183	84,328	169,141	169,288

Income from operations	14,007	15,115	21,321	28,045

NON-OPERATING INCOME (EXPENSE)
Interest income	212	62	614	65
Interest expense	(16,392)	(17,558)	(31,276)	(34,207)
Interest expense - related party	(654)	(747)	(6,931)	(1,430)
Gain on debt retirement, net	—	—	7,931	—
Other non-operating income (expense)	(6)	625	(20)	625

Non-operating expense, net	(16,840)	(17,618)	(29,682)	(34,947)

Loss before income taxes and equity in loss from Buffington Harbor, LLC	(2,833)	(2,503)	(8,361)	(6,902)
Equity in loss from Buffington Harbor, LLC	(615)	(613)	(1,230)	(1,226)
Provision for income taxes	(300)	(1,022)	(600)	(20,218)

Net loss	$(3,748)	$(4,138)	$(10,191)	$(28,346)

See accompanying notes.

TRUMP CASINO HOLDINGS, L.L.C.

CONDENSED CONSOLIDATED STATEMENTS OF CAPITAL/(DEFICIT)

FOR THE SIX MONTHS ENDED JUNE 30, 2004

(unaudited)

(in thousands)

	Contributed Capital	Accumulated Deficit	Total
Balance at December 31, 2003	$298,922	$(218,617)	$80,305
Net loss	—	(28,346)	(28,346)

Balance at June 30, 2004	$298,922	$(246,963)	$51,959

See accompanying notes.

TRUMP CASINO HOLDINGS, L.L.C.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	For the Six Months Ended June 30,
	2003	2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(10,191)	$(28,346)
Adjustments to reconcile net loss to net cash flows provided by operating activities -
Depreciation and amortization	14,349	14,580
Non cash gain on debt refinancing, net	(7,931)	—
Issuance of PIK debt in satisfaction of accrued interest	8,636	2,005
Equity in loss from Buffington Harbor, L.L.C.	1,230	1,226
Accretion of bond discount	2,346	1,104
Amortization of loan costs	1,624	1,567
Provision for losses on receivables	853	918
Valuation allowance - CRDA investments	1,353	535
(Increase) decrease in receivables	(2,423)	983
Decrease in inventories	135	273
Decrease (increase) in prepaid expenses and other current assets	325	(570)
Increase in other assets	(1,978)	(2,307)
Increase in due to affiliates	1,444	901
Increase in current liabilities	6,264	19,522
Decrease in other long-term liabilities	(2,814)	(23)

Net cash flows provided by operating activities	13,222	12,368

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment, net	(4,092)	(3,075)
Other	318	(18)
Purchases of CRDA investments, net	(1,173)	(1,606)

Net cash flows used in investing activities	(4,947)	(4,699)

CASH FLOWS FROM FINANCING ACTIVITIES
Distribution to parent company	(101,931)	—
Payment of long-term debt	(352,998)	(5,396)
Proceeds from additional borrowings, net	468,036	—
Loan costs on additional borrowings	(19,472)	—

Net cash flows used in financing activities	(6,365)	(5,396)
Net increase in cash and cash equivalents	1,910	2,273
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	33,917	34,817

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$35,827	$37,090

SUPPLEMENTAL INFORMATION:
Cash paid for interest	$26,781	$30,465

Cash paid for income taxes	$—	$175

Equipment purchased under capital leases	$10,541	$6,081

See accompanying notes.

TRUMP CASINO HOLDINGS, L.L.C.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(1)	Organization and Operations

The accompanying condensed consolidated financial statements include those of Trump Casino Holdings, L.L.C., a Delaware single member limited liability company (“TCH” or the “Company”), and its subsidiary, Trump Casino Funding, Inc., a Delaware corporation (“TCF”). TCH’s wholly-owned subsidiaries include: (i) TCF, (ii) Trump Marina Associates, L.P. (“Marina Associates”), (iii) Trump Marina, Inc., (iv) Trump Indiana, Inc. (“Trump Indiana”), (v) Trump Indiana Realty, L.L.C. (“Trump Indiana Realty”) and (vi) THCR Management Holdings, L.L.C. (“THCR Management”) and its subsidiary, THCR Management Services, L.L.C. (“Trump 29 Services”).

The sole member of TCH is Trump Hotels & Casino Resorts Holdings, L.P., a Delaware limited partnership (“THCR Holdings”). THCR Holdings is owned approximately 63.4% by Trump Hotels & Casino Resorts, Inc., a Delaware corporation (“THCR”), as both a general and limited partner, and approximately 36.6% by Donald J. Trump as a limited partner.

On March 25, 2003, TCH was capitalized. Simultaneously, Marina Associates, Trump Marina, Inc., Trump Indiana, Trump Indiana Realty, THCR Management and Trump 29 Services became wholly-owned subsidiaries of TCH. As a result of this reorganization, the accompanying condensed consolidated financial statements present the condensed consolidated financial statements of TCH and its subsidiaries as of December 31, 2003 and June 30, 2004 and for each of the three and six months in the period ended June 30, 2003 and 2004.

Marina Associates owns and operates Trump Marina Hotel Casino (“Trump Marina”), a casino hotel located in the marina district of Atlantic City, New Jersey (the “Marina District”). Trump Indiana owns and operates Trump Casino Hotel, a riverboat gaming facility operating in Buffington Harbor, in Gary, Indiana (the “Trump Indiana Riverboat”). THCR Management is the sole member of Trump 29 Services. Trump 29 Services manages the day-to-day operations of Trump 29 Casino (“Trump 29”) located in Coachella Valley, California (near Palm Springs) pursuant to a five-year management agreement (the “Trump 29 Management Agreement”) commencing on April 16, 2002, between Trump 29 Services and Twenty-Nine Palms Enterprises Corporation, a corporation wholly-owned by the Twenty-Nine Palms Band of Luiseno Mission Indians, a federally recognized Native American Tribe and the owner of Trump 29 Casino (the “Tribe”). Trump Marina, Inc. is the general partner of Marina Associates. Trump Indiana Realty has no material assets or operations. At June 30, 2004, THCR Management has no assets or operations, other than Trump 29 Services.

TCH’s primary activity is gaming. The Company views each casino property as an operating segment, and all such operating segments have been aggregated into one reporting segment. Each casino property derives its revenues from casino operations, room rentals, food and beverage sales and entertainment revenues.

TCH and TCF have no operations and their ability to service their debt is dependent upon the successful operations of Trump Marina and the Trump Indiana Riverboat, and the management fees generated pursuant to the Trump 29 Management Agreement.

The Company has incurred recurring operating losses which totaled $22.7 million, $15.7 million and $27.1 million for the years ended December 31, 2001, 2002 and 2003, respectively, and had a working capital deficit of $36.6 million at June 30, 2004. The recurring operating losses are primarily the result of substantial debt service obligations on outstanding indebtedness. For the year ending December 31, 2004, the Company’s debt service obligation is expected to be approximately $70 million. Additionally, the Company has experienced increased competition and other challenges in its markets. The Company’s liquidity situation continues to be constrained, due to the Company’s diminished cash flows, increased trade payables, limited capacity to raise additional capital and minimal cash reserves beyond those required to fulfill gaming regulatory requirements. Due to these factors, the Company has not been able to expand its operations or reinvest in the maintenance of its owned properties at desired levels. Furthermore, the Company does not currently have any short-term borrowing capacity available. Although the Company anticipates that it will have sufficient funds on hand to provide for the scheduled debt service obligations on its outstanding indebtedness during 2004, there can be no assurances such funds will be available if the Recapitalization Plan (as defined) is not consummated. Additionally, there can be no assurance that THCR will have funds available to provide for scheduled debt service obligations on its consolidated indebtedness and the impact, if any, on the Company if such funds were insufficient.

To address these factors, management and the board of directors reviewed various financing alternatives. As discussed in Note 11, on August 9, 2004, the Company’s parent company, THCR, announced that THCR, Donald J. Trump and DLJ Merchant Banking Partners III, L.P. (“DLJMB”), a private equity fund of Credit Suisse First Boston (“CSFB”), have reached an agreement in principle with

TRUMP CASINO HOLDINGS, L.L.C.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

a committee formed by certain holders of the Trump Atlantic City Associates’ 11.25% First Priority Mortgage Notes due 2006 (the “Trump AC Mortgage Notes”, or the “TACA Notes”) to restructure THCR’s approximately $1.8 billion aggregate principal face amount of public indebtedness and to recapitalize THCR (the “Recapitalization Plan”). The consummation of the Recapitalization Plan is contingent upon a variety of factors. No assurances can be given that the Recapitalization Plan will occur, or if it does occur, that it will occur on terms acceptable to THCR. In addition, management has implemented programs to obtain cash flow savings and will continue to attempt to implement such programs in the upcoming year whether or not the Recapitalization Plan occurs. These programs include labor savings through increased automation of the Company’s slot machine product on the gaming floor and the further reduction of planned capital expenditures and maintenance programs. However, there can be no assurances that these programs will be successful for any protracted period of time. Accordingly, the financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets, or the amounts and classification of liabilities that may result from the outcome of this uncertainty or the Recapitalization Plan.

In connection with the Recapitalization Plan, THCR has held discussions with certain holders of the TCH Notes (as defined below), which have formed a committee (the “TCH Noteholder Committee”) to discuss a potential restructuring, and the TCH Noteholder Committee has engaged legal and financial advisors. As part of those discussions, THCR delivered to the TCH Noteholder Committee a proposal that provided for a proposed recovery for the TCH First Priority Mortgage Notes of amounts in excess of the aggregate accreted amount of those notes as of September 30, 2004. On August 9, 2004, the TCH Noteholder Committee informed THCR that such committee was not in agreement with the proposal made by THCR, and such proposal is no longer outstanding. THCR has not reached any specific agreement with the TCH Noteholder Committee or any other holders of the TCH Notes concerning a restructuring, and there is no assurance that THCR will reach such an agreement with such holders. THCR’s current proposal contemplates a recovery by holders of TCH First Priority Mortgage Notes of approximately the accreted value of such notes (approximately 95.6% of the aggregate principal face amount), which THCR believes is an appropriate recovery under the United States bankruptcy code.

Given the large number of holders of the Trump AC Mortgage Notes and the Trump Casino Holdings’ 11.625% First Priority Mortgage Notes (the “TCH First Priority Mortgage Notes”) and Trump Casino Holdings’ 17.625% Second Priority Mortgage Notes (the “TCH Second Priority Mortgage Notes,” and together with the TCH First Priority Mortgage Notes, the “TCH Notes”), THCR intends to effect the transactions in a voluntary chapter 11 proceeding pursuant to a pre-negotiated plan of reorganization in order to implement the Recapitalization Plan in an efficient and timely manner. THCR intends to commence its chapter 11 case by the end of September 2004, although no assurances can be given. If the case is commenced by mid-October, the Company cannot ensure that it would make its September 15, 2004 interest payment on the TCH Notes within the 30 day grace period provided in the indentures governing such notes.

If the Recapitalization Plan is not consummated, THCR will be required to seek alternative sources of financing to make its debt service, including interest payments on the TCH Notes. There can be no assurance that the general state of the economy, the status of the capital markets, generally, or the receptiveness of the capital markets to the gaming industry or to TCH and its subsidiaries, specifically, will be conducive to refinancing debt on reasonable terms, or at all.

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

These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Registrants’ Annual Report on Form 10-K for the year ended December 31, 2003 filed with the SEC and available on the SEC’s website, www.sec.gov, or through the Company’s website at www.trump.com.

Our business is seasonal in nature; therefore, results of operations for the three and six months ended June 30, 2004 are not necessarily indicative of the operating results for a full year.

TRUMP CASINO HOLDINGS, L.L.C.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

Reclassification

Certain reclassifications and disclosures have been made to prior year financial statements for them to be in conformity with the current year presentation.

(2)	TCH Notes Offering

On March 25, 2003, TCH and TCF consummated an offering, or the TCH Notes Offering, consisting of: (i) $425.0 million principal amount of TCH First Priority Mortgage Notes due March 15, 2010 bearing interest at a rate of 11.625% per year payable in cash, sold at a price of 94.832% of their face amount for an effective yield of 12.75%, and (ii) $50.0 million principal amount of TCH Second Priority Mortgage Notes due September 15, 2010 bearing interest at a rate of 11.625% per year payable in cash, plus 6.0% through the issuance of payable-in-kind notes.

In connection with the TCH Notes Offering, Donald J. Trump purchased in a concurrent private offering $15.0 million aggregate principal amount of additional TCH Second Priority Mortgage Notes at the same purchase price at which the initial purchasers purchased the TCH Second Priority Mortgage Notes.

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

In connection with the TCH Notes Offering, TCH recorded a net gain of $7,931,000 for the three and six months ended June 30, 2003, which consists of a net gain of $10,451,000 on the retirement of the Trump’s Castle Funding’s 11.75% Mortgage Notes, due 2003, or the Castle Mortgage Notes, and Trump’s Castle Funding’s 13.875% Pay-In-Kind Notes, due 2005, or the Castle PIK Notes, the settlement of Trump Indiana’s interest swap for $851,000 and the write-off of unamortized loan costs of approximately $1,669,000.

Pursuant to the indentures governing the TCH Notes, the interest rate on TCH’s First Priority Mortgage Notes will increase by 0.5% per annum if the First Priority Leverage Ratio for any fiscal year, commencing with the year ending December 31, 2003, exceeds 4.8 to 1.0, and by 1.0% per annum if the First Priority Leverage Ratio exceeds 5.3 to 1.0. Similarly, the rate of interest payable in cash on TCH’s Second Priority Mortgage Notes will increase by 0.5% per annum or 1.0% per annum if the First Priority Leverage Ratio for any fiscal year, commencing with the year ending December 31, 2003, exceeds 4.8 to 1.0 or 5.3 to 1.0, respectively. For these purposes, the term “First Priority Leverage Ratio” for any year is defined generally as the ratio of (a) the total outstanding principal amount of TCH First Priority Mortgage Notes (plus other indebtedness, if any, ranking pari passu with TCH’s First Priority Mortgage Notes) as of December 31, of such year to (b) the Consolidated EBITDA of TCH without duplication, the sum of consolidated net income, plus consolidated income tax expense, plus consolidated depreciation and amortization expense, plus consolidated fixed charges and non-cash charges related to regulatory write-downs for the year.

The First Priority Leverage Ratio for the year ended December 31, 2003 resulted in an increase in the interest rates on the TCH Notes of 1.0%. Such increase is effective from and after March 15, 2004 to March 14, 2005, at which point the rates of interest payable on the TCH Notes would be restored to their original levels, unless the First Priority Leverage Ratio computation

TRUMP CASINO HOLDINGS, L.L.C.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

for fiscal 2004 results in an increase. The estimated impact on our interest expense for the period March 15, 2004 through March 14, 2005 will be approximately $4,900,000.

(3)	Financial Information of Trump Casino Funding

Financial information relating to Trump Casino Funding is as follows:

	December 31, 2003	June 30, 2004
Assets:
TCH First Priority Mortgage Notes receivable, net of unamortized discount of $20,395,000 at December 31, 2003 and $19,291,000 at June 30, 2004	$404,605,000	$405,709,000
TCH Second Priority Mortgage Notes receivable	66,842,000	68,847,000

Total Assets	$471,447,000	$474,556,000

Liabilities:
TCH First Priority Mortgage Notes payable, net of unamortized discount of $20,395,000 at December 31, 2003 and $19,291,000 at June 30, 2004	$404,605,000	$405,709,000
TCH Second Priority Mortgage Notes payable	66,842,000	68,847,000

Total Liabilities	$471,447,000	$474,556,000

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2004	2003	2004
Statement of Operations:
Interest Income	$15,709,000	$17,181,000	$16,931,000	$33,256,000
Interest Expense	15,709,000	17,181,000	16,931,000	33,256,000

Net Income	$—	$—	$—	$—

(4)	Debt Renegotiation Costs

During the six months ended June 30, 2003, debt renegotiation costs of $401,000 were expensed in the accompanying Statements of Operations. Debt renegotiation costs include the costs associated with the transactional fees earned upon the successful consummation of the TCH Notes Offering on March 25, 2003.

(5)	Recent Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities, an interpretation of ARB 51.” The primary objectives of this interpretation are to provide guidance on the identification of entities for which control is achieved through means other than through voting rights (“variable interest entities”) and how to determine when and which business enterprise (the “primary beneficiary”) should consolidate the variable interest entity. This new model for consolidation applies to an entity in which either (i) the equity investors (if any) do not have a controlling financial interest; or (ii) the equity investment at risk is insufficient to finance that entity’s activities without receiving additional subordinated financial support from other parties. In addition, FIN 46 requires that the primary beneficiary, as well as all other enterprises with a significant variable interest in a variable interest entity, make

TRUMP CASINO HOLDINGS, L.L.C.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

additional disclosures. Certain disclosure requirements of FIN 46 were effective for financial statements issued after January 31, 2003. In December 2003, the FASB issued FIN 46 (revised December 2003), “Consolidation of Variable Interest Entities” (“FIN 46-R”) to address certain FIN 46 implementation issues. The effective dates and impact of FIN 46 and FIN 46-R are as follows: (i) Special-purpose entities (“SPEs”) created prior to February 1, 2003- the company must apply either the provisions of FIN 46 or early adopt the provisions of FIN 46-R at the end of the first interim or annual reporting period ending after December 15, 2003; (ii) Non-SPEs created prior to February 1, 2003- the company is required to adopt FIN 46-R at the end of the first interim or annual reporting period ending after March 15, 2004; and (iii) All entities, regardless of whether an SPE, that were created subsequent to January 31, 2003- the provisions of FIN 46 were applicable for variable interests in entities obtained after January 31, 2003. The adoption of the provisions applicable to SPEs and all other variable interests obtained after January 31, 2003 did not have a material impact on the Company’s consolidated financial position, consolidated results of operations, or liquidity. Adoption of this pronouncement had no material impact on the Company’s consolidated financial position, consolidated results of operations, or liquidity.

(6)	Other Assets

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

(7)	Twenty-Nine Palms Development

Trump 29 Services operates Trump 29, a casino owned by the Tribe through its sole ownership of the Twenty-Nine Palms Enterprises Corporation, (“Twenty-Nine Palms”), pursuant to the Trump 29 Management Agreement. The term of the Trump 29 Management Agreement is five years and expires during April 2007. Commencing in April 2005, an affiliate of the Tribe has the option of buying-out Trump 29 Services from the Trump 29 Management Agreement for an early termination fee as defined in the Trump 29 Management Agreement. Pursuant to the Trump 29 Management Agreement, in consideration for the Management Services, Trump 29 Services receives an annual fee based on a percentage of Net Revenues (as defined in the Trump 29 Management Agreement) for each year of the term (the “Management Fee”). Subject to the rights of the Tribe’s lenders and payment of certain priority amounts under the Trump 29 Management Agreement, the management fee is payable monthly in amounts equal to the accrued management fee for the preceding month plus any accrued, unpaid amounts. Management fee revenue was $2,149,000 and $4,489,000 for the six month periods ended June 30, 2003 and 2004, respectively.

(8)	Investment In Buffington Harbor Entities

The Company accounts for its investment in the Buffington Harbor Riverboats, L.L.C. (“BHR”) (a 50% joint venture between Trump Indiana and Majestic Star Casino, L.L.C. (“Majestic Star”)) under the equity method of accounting. Trump Indiana and Majestic Star formed BHR and entered into an agreement (the “BHR Agreement”) relating to the joint ownership, development and operation of all common land-based and waterside operations in support of each of Trump Indiana’s and Majestic Star’s separate riverboat casinos at Buffington Harbor. Trump Indiana and Majestic Star are equally responsible for the operating expenses of the common land-based facilities at the site. There can be no assurance that Trump Indiana and/or Majestic Star will be able to fund their respective share of future capital contributions or operating expenses.

In accordance with the BHR Agreement, Trump Indiana and Majestic Star pay berthing and other fees in an amount to cover the operating expenses of BHR. Berthing fees and other fees paid are included in general and administrative expenses in the accompanying statements of operations.

TRUMP CASINO HOLDINGS, L.L.C.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

Selected financial information of BHR as of December 31, 2003 and June 30, 2004 and for the six months ended June 30, 2003 and 2004 are as follows:

	December 31, 2003	June 30, 2004
Balance Sheet Information
Cash	$82,639	$215,574
Total current assets	$5,095,856	$3,448,268
Property, plant, and equipment, net	$61,881,975	$59,484,632
Total assets	$67,079,079	$63,031,409
Total current liabilities	$7,223,402	$5,509,216
Total liabilities	$7,611,893	$5,897,707
Total members’ equity	$59,467,186	$57,133,702

	Six Months Ended June 30,
	2003	2004
Statements of Operations Information
Gross revenues	$6,715,975	$5,584,238
Net loss	$(2,398,361)	$(2,476,697)

In September 2000, Buffington Harbor Parking Associates (“BHPA”) was formed as a joint venture between Trump Indiana and an affiliate of Majestic Star for the purpose of constructing and operating a parking garage. The estimated cost of the parking garage, including the land, was approximately $25,000,000. BHPA separately leases the parking garage to each of (i) Trump Indiana pursuant to a parking lease, dated June 19, 2001 (the “Trump Indiana Garage Lease”), and (ii) Majestic Star under a substantially identical lease agreement. The term of the Trump Indiana Garage Lease is until December 31, 2018. The initial rent installment, paid by Trump Indiana for the Trump Indiana Garage Lease, was approximately $8,800,000, which is being amortized on a straight-line basis over the term of the lease. In addition, Trump Indiana is obligated to pay BHPA a monthly rent equal to (i) 50% of BHPA’s debt service on the $17,100,000 financing (the “Financing”) to build the parking garage and (ii) 50% of any construction costs incurred by BHPA in excess of the net proceeds of the Financing. In the event either lessee defaults on its rental obligation under its garage lease with BHPA, the other party will be obligated to pay rent in an amount sufficient to satisfy 100% of BHPA’s debt service obligations on the Financing.

TRUMP CASINO HOLDINGS, L.L.C.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

Selected financial information of BHPA as of December 31, 2003 and June 30, 2004 and for the six months ended June 30, 2003 and 2004 are as follows:

	December 31, 2003	June 30, 2004
Balance Sheet Information
Assets
Current assets	$2,263,000	$4,941,034
Property and equipment	$34,889,000	$34,576,846
Other assets	$959,000	$1,033,749
Total assets	$38,111,000	$40,551,629
Liabilities and Equity
Current portion of long-term debt	$1,258,000	$1,258,302
Other current liabilities	$4,277,000	$3,138,598
Total current liabilities	$5,535,000	$4,396,900
Long-term debt	$17,310,000	$19,629,503
Deferred revenue - long-term	$16,349,000	$17,530,339
Members’ capital	$(1,083,000)	$(1,005,113)
Total liabilities and equity	$38,111,000	$40,551,629

	Six Months Ended June 30,
	2003	2004
Statements of Operations Information
Revenues	$1,337,290	$1,559,624
Net loss	$(332,028)	$(717,891)

(9)	Income Taxes

Indiana Wagering Tax Add-Back

In July 1999, the Indiana Department of Revenue (“Department”) issued a Letter of Findings to an Indiana gaming company that the Riverboat Wagering Tax (“RWT”), a tax deducted in computing Federal taxable income, is not deductible when computing Indiana adjusted gross income because the RWT represents a tax that is “based on or measured by income.” The entity that received the Letter of Findings, with the assistance of the Indiana Casino Association, of which Trump Indiana is a member, is vigorously contesting this finding in the Indiana Tax Court on the basis that the RWT is an excise tax, which is excluded from Indiana’s add-back requirements. In April 2004, the Indiana Tax Court found in favor of the Department. The Company has estimated that the amount of potential exposure for the period from commencement of operations in June 1996 through the period ended March 31, 2004, including interest, is approximately $19,108,000 and recorded this amount, given the court ruling, during the quarter ended March 31, 2004. Income tax expense related to this matter for the quarter ended June 30, 2004 was $935,000. The Company, along with its peers in the Indiana gaming market, plans to appeal this decision and contest this matter vigorously before the Indiana Supreme Court.

TRUMP CASINO HOLDINGS, L.L.C.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

(10)	N.J.S.E.A. Subsidy Agreement

On April 12, 2004, the twelve Atlantic City casino properties, including Trump Marina, executed an agreement with the New Jersey Sports & Exposition Authority (“NJSEA”) and the New Jersey Casino Reinvestment Development Authority (“CRDA”) to, among other things, enhance purses, fund breeders’ awards and establish account wagering at New Jersey horse racing tracks (“NJSEA Subsidy Agreement” or “Agreement”).

The Agreement provides that the casinos, pro rata according to their gross revenue: (a) shall pay $34 million to the NJSEA in cash, in four yearly payments through October 15, 2007 and donate $52 million to the NJSEA from the regular payment of their CRDA obligations for use by the NJSEA through 2008 to enhance such purses, fund such breeders’ awards and establish such account wagering; and (b) shall donate $10 million from the regular payment of their CRDA obligations for use by the CRDA as grants to such other North Jersey projects as the CRDA shall determine. The $62 million donation of CRDA obligations is conditioned upon the timely enactment and funding of the Casino Expansion Fund Act. Marina Associates has estimated its portion of the industry obligation at approximately 5.0%.

The Agreement also anticipated that legislation to establish and fund a $62 million Casino Expansion Fund would be effective by December 1, 2004 and that the fund will be administered by the CRDA and made available pro rata to each casino for the use in expanding its casino hotel facility in the amounts and at the times it makes its donation payments to the CRDA (“Casino Expansion Fund Act”). The Agreement further provides for a moratorium until January 2009, which casinos may enforce by court injunction, on the conduct of “casino gaming” at any New Jersey racetrack (unless casinos controlling a majority of the hotel rooms controlled by the casinos in Atlantic City otherwise agree) and a moratorium until January 2006 on the authorization of “casino gaming” at any New Jersey racetrack, the violation of which would terminate the Agreement and all further payments to the NJSEA and require the NJSEA to return all undistributed cash and the CRDA to return all undistributed donated CRDA obligations to the casinos. The Agreement also grants a license through August 2008 for the display, at no cost to the casino industry, of messages promoting Atlantic City generally in prominent locations at NJSEA’s Meadowlands and Monmouth racetracks.

The Agreement finally provides that, if the Casino Expansion Fund is not established and funded by the New Jersey Legislature by December 1, 2004: (a) the casinos shall provide $7 million in cash to the NJSEA by December 10, 2004 and donate $13 million from the regular payment of their CRDA obligations to the NJSEA for use by the NJSEA to enhance such purses, fund such breeders’ awards and establish such account wagering; (b) the moratorium on the conduct of “casino gaming” at New Jersey racetracks shall expire as of January 2006; and (c) the Agreement shall otherwise terminate.

In addition to the NJSEA Subsidy Agreement, prominent leaders of the New Jersey Legislature publicly stated during the spring of 2004 their intent that the Legislature enact the Casino Expansion Fund Act by December 2004, repeal in increments over time the 4.25% tax on casino complimentaries it imposed as of July 2003 and, for four years, refrain from imposing any new or increased casino industry specific taxes. In this regard, legislation was enacted effective June 30, 2004 which: (a) establishes the Atlantic City Expansion Fund, identifies the Casino Hotel Room Occupancy Fee as its funding source and directs the CRDA to provide the Atlantic City Expansion Fund with $62 million and to make same available to each casino licensee for investment in an eligible project which increases the number of hotel rooms in its casino hotel facility; and (b) fully phases out the 4.25% tax on casino complimentaries as of July 1, 2009.

(11)	Subsequent Events

Recapitalization Plan. As previously disclosed, in the first quarter of 2004, THCR, the Company and certain other affiliates of the Company entered into an exclusivity agreement and certain letter agreements with DLJMB in connection with a proposed equity investment to sponsor a comprehensive recapitalization of THCR and its subsidiaries, including the Company. On August 9, 2004, THCR issued a press release, and on August 10, 2004, filed a Current Report on Form 8-K with the SEC announcing the Recapitalization Plan, and proposed restructuring of THCR’s approximately $1.8 billion aggregate principal amount of indebtedness into approximately $1.25 billion of new secured notes with an anticipated interest rate of 7.875% per annum and which are expected to be guaranteed by all of THCR’s operating subsidiaries, including TCH’s operating

TRUMP CASINO HOLDINGS, L.L.C.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

subsidiaries, and secured by a second lien on all of such subsidiaries’ present and future assets, including Trump Marina, the Trump Indiana Riverboat and management fees generated by Trump 29 (the “New Notes”). As part of the Recapitalization Plan, Mr. Trump and DLJMB would co-invest $400 million of equity into the recapitalized company. Mr. Trump’s investment in the recapitalized company is intended to be approximately $70.9 million, $55 million of which would be in the form of a co-investment with DLJMB and the remainder of which would be invested through Mr. Trump’s contribution of approximately $15.9 million principal amount of his TCH Second Priority Mortgage Notes. Mr. Trump’s beneficial ownership of the recapitalized company’s common stock is expected to be up to approximately 25%, on a fully-diluted basis.

Given the large number of noteholders, THCR intends to effect the transactions in a voluntary chapter 11 proceeding pursuant to a pre-negotiated plan of reorganization in order to implement the Recapitalization Plan in an efficient and timely manner. THCR intends to commence its chapter 11 case by the end of September 2004 and expects, but cannot ensure, that the Recapitalization Plan will be consummated in the first quarter of 2005. If the case is commenced by mid-October, the Company cannot ensure that it would make its September 15, 2004 interest payment on the TCH Notes within the 30 day grace period provided in the indentures governing such notes. The consummation of the Recapitalization Plan is subject to a variety of conditions discussed below. The Company intends to maintain its current level of operations during the pendency of the proceedings, expects that its patrons and vendors would experience no change in the way the Company does business with them, and anticipates that the proposed plan of reorganization would not impair trade creditor claims. THCR intends to arrange for up to $100 million debtor-in-possession financing during the proceedings.

In connection with the Recapitalization Plan, THCR has held discussions with certain holders of the TCH Notes, which have formed the TCH Noteholder Committee to discuss a potential restructuring, and the TCH Noteholder Committee has engaged legal and financial advisors. As part of those discussions, THCR delivered to the TCH Noteholder Committee a proposal that provided for a proposed recovery for the TCH First Priority Mortgage Notes of amounts in excess of the aggregate accreted amount of those notes as of September 30, 2004. On August 9, 2004, the TCH Noteholder Committee informed THCR that such committee was not in agreement with the proposal made by THCR, and such proposal is no longer outstanding. THCR has not reached any specific agreement with the TCH Noteholder Committee or any other holders of the TCH Notes concerning a restructuring, and there is no assurance that THCR will reach such an agreement with such holders. THCR’s current proposal contemplates a recovery by holders of TCH First Priority Mortgage Notes of approximately the accreted value of such notes (approximately 95.6% of the aggregate principal face amount), which THCR believes is an appropriate recovery under the United States bankruptcy code.

Although a committee formed by certain holders of the Trump AC Mortgage Notes has agreed in principle to support the Recapitalization Plan, such support does not constitute its official approval of the plan of reorganization that is anticipated to be proposed by THCR after a chapter 11 case is commenced. Such approval can be obtained only after a court approved plan disclosure document is distributed to persons entitled to vote on the plan. Moreover, the holders of TCH Notes have not agreed in principle to support the Recapitalization Plan. Although THCR will continue to seek support of TCH Noteholders, it cannot ensure that such support will be obtained. In such event, THCR currently anticipates consummating the Recapitalization Plan without obtaining the support of TCH Noteholders.

The consummation of the Recapitalization Plan is subject to a number of conditions, the satisfaction of which cannot be assured, including, among other things, the negotiation of a definitive investment agreement with DLJMB, an indenture governing the New Notes, the documentation relating to THCR’s proposed arrangements with Mr. Trump and a plan of reorganization. The plan of reorganization would also be subject to obtaining applicable governmental approvals, including court confirmation of the plan of reorganization and approval of the related solicitation materials, gaming regulatory authority approvals and relevant filings under the Hart-Scott Rodino Antitrust Improvements Act of 1976, as amended. The definitive terms and conditions of the Recapitalization Plan would be outlined in a disclosure statement that would be sent to security holders and creditors entitled to vote on the plan of reorganization. There can be no assurances that the Recapitalization Plan will be officially proposed as described herein, approved or consummated.

Upon THCR’s announcement of the Recapitalization Plan and intended commencement of the chapter 11 case, the New York Stock Exchange suspended the trading of THCR’s current common stock, and informed THCR that it has applied to the Securities and Exchange Commission to delist THCR’s current common stock, pending the completion of applicable procedures. The recapitalized company intends to apply to have its new common stock listed on the New York Stock Exchange or other national securities exchange upon the consummation of the Recapitalization Plan.

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

The consummation of the Recapitalization Plan is subject to a number of conditions, the satisfaction of which cannot be assured, including, among other things, the negotiation and performance of definitive transaction documents in connection with the proposed restructuring; THCR’s ability to obtain the required consents of noteholders and other constituencies to carry out the Recapitalization; the proposed investment by DLJMB and DLJMB’s role in the recapitalized company; substantial deterioration of the Company’s base business and cash flows: the negotiation of the potential arrangements with Donald J. Trump in connection with the proposed restructuring; court approval of THCR’s first day papers and other motions presented by it from time to time; the ability of THCR to develop, prosecute, confirm and consummate one or more plans of reorganization with respect to the chapter 11 case (or any significant delay with respect thereto); the risk that certain parties may challenge the enforceability of the Restructuring Support Agreement in connection with the chapter 11 proceedings; risks associated with third parties seeking and obtaining court approval to terminate or shorten the exclusivity period for THCR to propose and confirm one or more plans of reorganization, or for the appointment of a chapter 11 trustee or to convert the case to a chapter 7 case; the ability of THCR to continue as a going concern; the ability of the Company to obtain trade credit, and shipments and terms with vendors and service providers for current orders; the Company’s ability to maintain contracts that are critical to its operations; potential adverse developments with respect to the Company’s liquidity or results of operations; the ability to fund and execute its business plan; the ability to attract, retain and compensate key executives and associates; and the ability of the Company to attract and retain customers; licenses and approvals under applicable laws and regulations, including gaming laws and regulations; adverse outcomes of pending litigation or the possibility of new litigation; changes in the competitive climate in which the Company operates; or a broad downturn in the economy as a whole. Accordingly, there can be no assurance that the Recapitalization Plan will be consummated on the terms as proposed, or at all, or that actual results will not differ significantly from the terms expressed in this report.

These and other factors, including the terms of any reorganization plan ultimately confirmed, can affect the value of the Company’s assets, liabilities, common stock and debt securities. No assurance can be given as to what values, if any, might be ascribed to such assets or liabilities or recovered by debt or equity holders in a chapter 11 case. A plan of reorganization could result in holders of THCR’s common stock receiving no value for their interests. Because of such possibilities, the value of THCR’s common stock is highly speculative. We urge that appropriate caution be exercised in making investment decisions regarding the Company’s securities.

In this section, the words “Company,” “we,” “our,” “ours,” and “us” refer to Trump Casino Holdings, L.L.C. (“TCH”) and its wholly-owned subsidiaries, unless otherwise noted. Through its wholly-owned subsidiaries, TCH owns and operates the Trump Marina Hotel Casino in Atlantic City, New Jersey (“Trump Marina”) and the Trump Casino Hotel, a riverboat gaming facility operating in Buffington Harbor, in Gary, Indiana (the “Trump Indiana Riverboat”). Through another subsidiary, TCH also manages the Trump 29 Casino located in Coachella Valley, California, near Palm Springs (“Trump 29”). Terms not defined in this section shall have the meanings ascribed to them elsewhere in this Quarterly Report on Form10-Q.

Overview

The Company has incurred recurring operating losses, which totaled $15.7 million and $27.1 million for the years ended December 31, 2002 and 2003, respectively and had a working capital deficit of $36.6 million at June 30, 2004. The recurring operating losses are primarily the result of substantial debt service obligations on outstanding indebtedness. For the year ending December 31, 2004, the Company’s debt service obligation is expected to be approximately $70 million. Additionally, the Company has experienced increased competition and other challenges in its markets. The Company’s liquidity situation continues to be constrained, due to the Company’s diminished cash flows, increased trade payables, limited capacity to raise additional capital and minimal cash reserves beyond those required to fulfill gaming regulatory requirements. Due to these factors, the Company has not been able to reinvest in the maintenance of its owned properties at desired levels or expand its operations. Furthermore, the Company does not currently have any short-term borrowing capacity available. Although the Company anticipates that it will have sufficient funds on hand to provide for the scheduled debt service obligations on its outstanding indebtedness during 2004, there can be no assurances such funds will be available.

Recapitalization Plan

As previously disclosed, in the first quarter of 2004, THCR and certain of its subsidiaries, including the Company, entered into an exclusivity agreement and certain letter agreements with DLJ Merchant Banking Partners III, L.P. (“DLJMB”), a private equity fund of Credit Suisse First Boston (“CSFB”), in connection with a proposed equity investment to sponsor a comprehensive recapitalization of THCR and its subsidiaries. On August 9, 2004, THCR issued a press release and on August 10, 2004, filed a Current Report on Form 8-K with the SEC announcing that THCR, Donald J. Trump and DLJMB have reached an agreement in principle with a committee (the “Trump AC Noteholder Committee”) formed by certain holders of the Trump Atlantic City Associates’ 11.25% First Priority Mortgage Notes due 2006 (the “Trump AC Mortgage Notes” or “TACA Notes”) to recapitalize THCR (the “Recapitalization Plan”) and restructure the TCH Notes and Trump AC Mortgage Notes (approximately $1.8 billion aggregate principal amount of indebtedness) for approximately $1.25 billion of new secured notes with an anticipated interest rate of 7.875% per annum and which are expected to be guaranteed by all of THCR’s operating subsidiaries, and secured by a second lien on all of such subsidiaries’ present and future assets, including Trump Marina, the Trump Indiana Riverboat and management fees generated by Trump 29 (the “New Notes”). As part of the Recapitalization Plan, Mr. Trump and DLJMB would co-invest $400 million of equity into the recapitalized company. Mr. Trump’s investment in the recapitalized company is intended to be approximately $70.9 million, $55 million of which would be in the form of a co-investment with DLJMB and the remainder of which would be invested through Mr. Trump’s contribution of approximately $15.9 million principal amount of his TCH Second Priority Mortgage Notes. Mr. Trump’s beneficial ownership of the recapitalized company’s common stock is expected to be up to approximately 25%, on a fully-diluted basis.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)

THCR, Mr. Trump and the Trump AC Noteholder Committee have entered into a restructuring support agreement reflecting an agreement in principle to support the Recapitalization Plan to restructure the existing notes for approximately $1.25 billion principal amount of the New Notes, cash and common stock of the recapitalized company (the “Restructuring Support Agreement”). The New Notes, which would be issued by THCR’s holding subsidiary, would have a 10-year maturity and would be senior obligations of the issuer, guaranteed by substantially all of THCR’s operating subsidiaries and secured by a second lien on all of THCR’s and such subsidiaries’ present and future assets, including Trump Marina, the Trump Indiana Riverboat and management fees generated by Trump 29, subject to a first priority lien for secured financing of up to $500 million.

If the Recapitalization Plan is successfully completed, THCR expects to achieve:

•	A reduction of total publicly-traded indebtedness of approximately $544 million, from approximately $1.8 billion to approximately $1.25 billion;

•	A reduction in average interest rates on THCR’s publicly-traded indebtedness from a weighted average rate of approximately 12% to 7.875% per annum;

•	A reduction in annual cash interest expense of approximately $110.2 million;

•	An extension of the maturity of THCR’s publicly-traded indebtedness to ten years;

•	The ability to obtain new financing of up to $500 million secured by a first priority lien on substantially all of the operating subsidiaries’ assets;

•	Funding for deferred capital expenditures and future expansions at THCR’s properties, including Trump Marina and the Trump Indiana Riverboat;

•	Significant liquidity to support growth in additional gaming jurisdictions and the ability to expand THCR’s brand on a global basis;

•	Streamlining the public indebtedness of THCR’s subsidiaries into a consolidated single issuer of publicly-traded debt; and

•	An ongoing relationship with DLJMB, an affiliate of CSFB, one of the world’s largest financial institutions.

Under the terms of the Recapitalization Plan, holders of the Trump AC Mortgage Notes would exchange their notes, now approximately $1.3 billion aggregate principal amount, for approximately $228.2 million in cash, approximately $851.9 million aggregate principal amount of the New Notes and approximately $107.2 million of common stock of the recapitalized company (approximately 18.4% of the primary common shares), based on DLJMB’s purchase price of approximately $0.029 per share (the “Purchase Price”). The holders of the TCH First Priority Mortgage Notes, now approximately $406.3 million accreted aggregate principal amount, would exchange their notes for approximately $55.9 million in cash, and approximately $350.4 million aggregate principal amount of the New Notes. The holders of the TCH Second Priority Mortgage Notes, now approximately $68.8 million aggregate principal amount, would exchange their notes for approximately $500,000 in cash, approximately $47.7 million aggregate principal amount of the New Notes, and approximately $15.7 million of common stock of the recapitalized company (approximately 2.7% of the primary common shares), based on the Purchase Price. In addition, the holders of the Trump AC Mortgage Notes and TCH Notes would receive certain accrued interest as set forth on the term sheet attached to the Restructuring Support Agreement.

Each of the existing stockholders of THCR, including Mr. Trump, would either keep their existing shares or, under certain circumstances, exchange their existing shares for new shares with the same economic terms as THCR’s current shares. In addition, each stockholder would receive a 30-day right to purchase an amount, proportionate to that holder’s existing ownership, of shares of the recapitalized company’s common stock, at the Purchase Price in a rights offering in the aggregate amount of $50 million (the “Rights Offering”). The right to purchase shares in the Rights Offering would be transferable only in connection with transfers or assignments of each holder’s interests in the shares underlying the rights. If all holders of the existing shares, excluding Mr. Trump, or those holders’ permitted transferees were to participate fully in the Rights Offering,

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)

they would invest approximately $22.8 million and own approximately 4% of the recapitalized company’s common stock, on a primary basis, or approximately 3.9% on a fully-diluted basis. If none of the holders or permitted transferees were to participate in the Rights Offering, their holdings would represent approximately 0.1% of the recapitalized company’s shares. Any shares of common stock purchased in the Rights Offering and amounts invested directly in THCR or its holding subsidiary by Mr. Trump would reduce DLJMB’s investment in the recapitalized company. If all holders of the existing shares, including Mr. Trump, or those holders’ permitted transferees were to participate fully in the Rights Offering, DLJMB would own approximately 55.3% of the recapitalized company’s common stock, on a primary basis, or approximately 53.2% on a fully diluted basis.

As part of the Recapitalization Plan, Mr. Trump would:

•	Invest up to $55 million in the equity of the recapitalized company and/or its holding subsidiary, either directly or through the Rights Offering;

•	Contribute to the recapitalized company approximately $15.9 million aggregate principal amount of the TCH Second Priority Mortgage Notes owned by him;

•	Serve as the Chairman of the recapitalization company’s Board of Directors pursuant to a services agreement and terminate his existing executive agreement; and

•	Grant to the recapitalized company a perpetual and exclusive worldwide trademark license, royalty free, to use his name and likeness and all related marks and intellectual property rights currently licensed to THCR in connection with any casino and gaming activities, subject to customary terms and conditions, and terminate his existing trademark license agreement with THCR.

DLJMB, THCR and its subsidiaries, including the Company, and Mr. Trump anticipate entering into an investment agreement establishing the definitive terms of DLJMB’s equity investment in the recapitalized company and/or its holding subsidiary. Also, in connection with DLJMB’s proposed investment, on August 9, 2004, THCR entered into a new exclusivity agreement (the “Second Exclusivity Agreement”) with DLJMB pursuant to which THCR has agreed that THCR and its subsidiaries, including the Company, will work exclusively with DLJMB in implementing the Recapitalization Plan until the earlier of December 31, 2004 or the filing of a chapter 11 case. In addition, on August 9, 2004, THCR and certain of its subsidiaries, including the Company, have renewed certain letter agreements entered into with DLJMB in February 2004 (the “Renewed Letter Agreement”) pursuant to which such entities have agreed to reimburse DLJMB for all reasonable and accountable out-of-pocket expenses not exceeding $5 million and incurred by DLJMB in connection with the Recapitalization Plan beginning after the date of the Renewed Letter Agreement and accruing until, and payable upon, the earlier to occur (i) an Alternative Transaction (defined in the Renewed Letter Agreement to include the sale of assets or securities or the filing of a voluntary chapter 11 case without the participation of DLJMB) and (ii) January 31, 2006. Also, under the Renewed Letter Agreement, THCR has agreed to pay DLJMB a transaction fee of $25 million if an Alternative Transaction occurs on or before June 30, 2005. In addition, THCR has entered into an escrow agreement with DLJMB pursuant to which THCR has agreed to reimburse DLJMB for certain expenses incurred in the course of their due diligence in connection with the Recapitalization Plan.

Upon the successful recapitalization of THCR, and assuming Mr. Trump’s investment of $55 million into the recapitalized company, Mr. Trump would beneficially own up to approximately 25% of the recapitalized company’s common stock, consisting of common stock and/or common stock equivalents, and warrants to purchase common stock. In consideration of Mr. Trump’s equity investment and modifications to his contractual arrangements with THCR, Mr. Trump would also receive a parcel of land owned by THCR in Atlantic City, NJ constituting the former World’s Fair site which may be developed for non-gaming related use and THCR’s 25% interest in the Miss Universe pageant. In addition, the recapitalized company would enter into a renewable three-year development agreement with Mr. Trump pursuant to which The Trump Organization would have the right of first offer to serve as the recapitalized company’s general contractor, on commercially reasonable arm’s length terms, with respect to construction and development projects for casinos and casino hotels and related lodging at the recapitalized company’s existing and future properties, including the Trump Atlantic City Properties.

The recapitalized company’s Board of Directors would consist of nine members. Initially, DLJMB would have the right to nominate five members, and Mr. Trump would have the right to nominate three. DLJMB and Mr. Trump would mutually agree upon the nomination of one independent director and each would nominate one independent director out of their respective nominees, subject to applicable rules and regulations of the Securities and Exchange Commission, the governance requirements of the New York Stock Exchange or other exchanges on which the recapitalized company’s new common stock would be traded, and regulations of the gaming regulatory agencies. The number of directors that DLJMB or Mr. Trump would be able to nominate to the Board would be subject to adjustment based on their respective ownership of the recapitalized company’s common stock at any given time.

        Given the large number of noteholders, THCR intend to effect the transactions in a voluntary chapter 11 proceeding pursuant to a pre-negotiated plan of reorganization in order to implement the Recapitalization Plan in an efficient and timely manner. The Company intends to commence its chapter 11 case by the end of September 2004 and expects, but cannot ensure, that the Recapitalization Plan will be consummated in the first quarter of 2005. If the case is commenced by mid-October, the Company cannot ensure that it would make its September 15, 2004 interest payment on the TCH Notes within the 30 day grace period provided in the indentures governing such notes. The consummation of the Recapitalization Plan is subject to a variety of conditions discussed below. The Company intends to maintain its current level of operations during the pendency of the proceedings, expects that its patrons and vendors would experience no change in the way

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)

the Company does business with them, and anticipates that the proposed plan of reorganization would not impair trade creditor claims. THCR intends to arrange for up to $100 million debtor-in-possession financing during the proceedings.

In connection with the Recapitalization Plan, THCR has held discussions with certain holders of the TCH Notes, which have formed a committee (the “TCH Noteholder Committee”) to discuss a potential restructuring, and the TCH Noteholder Committee has engaged legal and financial advisors. As part of those discussions, THCR delivered to the TCH Noteholder Committee a proposal that provided for a proposed recovery for the TCH First Priority Mortgage Notes of amounts in excess of the aggregate accreted amount of those notes as of September 30, 2004. On August 9, 2004, the TCH Noteholder Committee informed THCR that such committee was not in agreement with the proposal made by THCR, and such proposal is no longer outstanding. THCR has not reached any specific agreement with the TCH Noteholder Committee or any other holders of the TCH Notes concerning a restructuring, and there is no assurance that THCR will reach such an agreement with such holders. THCR’s current proposal contemplates a recovery by holders of TCH First Priority Mortgage Notes of approximately the accreted value of such notes (approximately 95.6% of the aggregate principal face amount), which THCR believes is an appropriate recovery under the United States bankruptcy code.

Although a committee formed by certain holders of the Trump AC Mortgage Notes has agreed in principle to support the Recapitalization Plan, such support does not constitute its official approval of the plan of reorganization that is anticipated to be proposed by THCR after a chapter 11 proceeding is commenced. Such approval can be obtained only after a court approved plan disclosure document is distributed to persons entitled to vote on the plan. Moreover, the holders of TCH Notes have not agreed in principle to support the Recapitalization Plan. Although THCR will continue to seek support of TCH Noteholders, it cannot assure that such support will be obtained. In such event, THCR currently anticipates consummating the Recapitalization Plan without obtaining the support of the TCH Noteholders.

The consummation of the Recapitalization Plan is subject to a number of conditions, the satisfaction of which cannot be assured, including, among other things, the negotiation of a definitive investment agreement with DLJMB, an indenture governing the New Notes, the documentation relating to THCR’s proposed arrangements with Mr. Trump and a plan of reorganization. The plan of reorganization would also be subject to obtaining applicable governmental approvals, including court confirmation of the plan of reorganization and approval of the related solicitation materials, gaming regulatory authority approvals and relevant filings under the Hart-Scott Rodino Antitrust Improvements Act of 1976, as amended. The definitive terms and conditions of the Recapitalization Plan would be outlined in a disclosure statement that would be sent to security holders and creditors entitled to vote on the plan of reorganization. There can be no assurances that the Recapitalization Plan will be officially proposed as described herein, approved or consummated.

Upon THCR’s announcement of the Recapitalization Plan and intended commencement of the chapter 11 case, the New York Stock Exchange suspended the trading of THCR’s current common stock, and informed THCR that it has applied to the Securities and Exchange Commission to delist THCR’s current common stock, pending the completion of applicable procedures. The recapitalized company intends to apply to have its new common stock listed on the New York Stock Exchange or other national securities exchange upon the consummation of the Recapitalization Plan.

None of the securities proposed to be issued in connection with the Recapitalization (including the New Notes and shares referenced herein) have been registered under the Securities Act of 1933, as amended (the “Securities Act”), or any state securities laws and unless so registered may not be offered or sold in the United States except pursuant to an exemption from, or in a transaction not subject to, the registration requirements of the Securities Act and applicable state securities laws. None of the Restructuring Support Agreement, the term sheet attached thereto or the press release issued by THCR on August 9, 2004 constitutes an offer to sell or the solicitation of offers to buy any security or constitute an offer, solicitation or sale of any security in any jurisdiction in which such offer, solicitation or sale would be unlawful.

THCR has filed a Current Report on Form 8-K with the Securities and Exchange Commission and has furnished as exhibits to the report: (i) the Restructuring Support Agreement (including the term sheet provided to certain noteholders, Mr. Trump and DLJMB) executed by certain holders of the Trump AC Mortgage Notes, Mr. Trump and THCR and certain of its subsidiaries, including the Company, (ii) the Second Exclusivity Agreement and Renewed Letter Agreement executed by THCR and DLJMB, and (iii) certain financial projections previously supplied pursuant to confidentiality agreements entered into with the Trump AC Noteholder Committee and TCH Noteholder Committee.

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

TCH has substantial indebtedness and associated interest expense. At June 30, 2004, our consolidated long-term debt was approximately $513.0 million. The TCH Notes are guaranteed by Marina Associates, Trump Indiana and Trump 29 Services and are secured by substantially all of the fixed and other assets of such entities on a first priority basis. Management believes that this indebtedness and associated interest expense hinders the Company’s ability to reinvest in the maintenance of its owned properties at desired levels.

THCR, our parent, is pursuing the Recapitalization Plan which is intended to reduce debt and provide capital, the completion of which cannot be assured.

On August 9, 2004, our parent company, Trump Hotels & Casino Resorts, Inc., or THCR, announced the Recapitalization Plan to attempt to reduce the high levels of indebtedness and interest expense of its subsidiaries, including TCH, and infuse equity capital into THCR and its subsidiaries. Also on August 9, 2004, THCR entered into the Second Exclusivity Agreement with DLJMB, and THCR and certain of its subsidiaries, including the Company, entered into the Renewed Letter Agreement with DLJMB pursuant to which THCR has agreed to reimburse DLJMB for out-of-pocket expenses not exceeding $5 million and to pay DLJMB $25 million if an Alternative Transaction (as defined in the Recapitalization Plan) occurs on or before June 30, 2005. See “Recapitalization Plan.”

If the Recapitalization Plan is not consummated, THCR will be required to seek alternative sources of financing to make its debt service, including interest payments on the TCH Notes, and pay any fees owing to DLJMB. There can be no assurance that the general state of the economy, the status of the capital markets, generally, or the receptiveness of the capital markets to the gaming industry or to TCH and its subsidiaries, specifically, will be conducive to refinancing debt on reasonable terms, or at all.

The consummation of the Recapitalization Plan is subject to a number of conditions, the satisfaction of which cannot be assured, including, among other things, the negotiation and performance of definitive transaction documents in connection with the proposed restructuring; THCR’s ability to obtain the required consents of noteholders and other constituencies to carry out the Recapitalization; the proposed investment by DLJMB and DLJMB’s role in the recapitalized company; substantial deterioration of the Company’s base business and cash flows; the negotiation of the potential arrangements with Donald J. Trump in connection with the proposed restructuring; court approval of THCR’s first day papers and other motions presented by it from time to time; the ability of THCR to develop, prosecute, confirm and consummate one or more plans of reorganization with respect to the chapter 11 case (or any significant delay with respect thereto); the risk that certain parties may challenge the enforceability of the Restructuring Support Agreement in connection with the chapter 11 proceedings; risks associated with third parties seeking and obtaining court approval to terminate or shorten the exclusivity period for THCR to propose and confirm one or more plans of reorganization, or for the appointment of a chapter 11 trustee or to convert the case to a chapter 7 case; the ability of THCR to continue as a going concern; the ability of the Company to obtain trade credit, and shipments and terms with vendors and service providers for current orders; the Company’s ability to maintain contracts that are critical to its operations; potential adverse developments with respect to the Company’s liquidity or results of operations; the ability to fund and execute its business plan; the ability to attract, retain and compensate key executives and associates; and the ability of the Company to attract and retain customers; licenses and approvals under applicable laws and regulations, including gaming laws and regulations; adverse outcomes of pending litigation or the possibility of new litigation; changes in the competitive climate in which the Company operates; or a broad downturn in the economy as a whole. Accordingly, there can be no assurance that the Recapitalization Plan will be consummated on the terms as proposed, or at all, or that actual results will not differ significantly from the terms expressed in this report.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)

Alternatives to the Recapitalization Plan

If the Recapitalization Plan or other recapitalization plan is not consummated, THCR will continue to consider alternatives to optimize stakeholder return, reduce its consolidated indebtedness and improve its capital structure, including the alternatives described above and others. There is no assurance that any such alternatives will be achieved.

The rate of interest payable on the TCH Notes increased on March 15, 2004, thereby increasing TCH’s interest expense.

The interest rate on the TCH Notes will increase by 0.5% per annum if TCH’s First Priority Leverage Ratio for any fiscal year, commencing with the year ended December 31, 2003, exceeds 4.8 to 1.0, and by 1.0% per annum if the First Priority Leverage Ratio exceeds 5.3 to 1.0. The First Priority Leverage Ratio test for the year ended December 31, 2003 resulted in an increase in the interest rates on the TCH Notes of 1.0%. Such increase is effective from and after March 15, 2004 to March 14, 2005, at which point the rates of interest payable on the TCH Notes would be restored to their original levels, unless the First Priority Leverage Ratio computation for fiscal 2004 results in an increase. The estimated impact on interest expense for such period will be approximately $4,900,000. This will further constrain the ability of TCH to improve its properties, particularly Trump Marina in the intensely competitive Marina District of Atlantic City.

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

Pennsylvania and New York have enacted gaming legislation which may harm us, and other states may do so in the future.

In July 2004, the Pennsylvania state legislature passed extensive legislation that could adversely affect us. The legislation permits up to 61,000 slot machines statewide at up to 14 different locations, seven or eight of which would be at racetracks, plus four or five slot parlors and two small resorts. Three of the racetracks, Pocono Downs, Philadelphia Park and Chester Downs, as well as two slot parlors located within the city limits of Philadelphia, are in Atlantic City’s customer markets. It is anticipated that up to 15,000 slot machines could be in place by 2006.

Also in July 2004, the Appellate Division of the Supreme Court of New York unanimously ruled that Indian-owned casinos could legally be operated in New York under the New York state law passed in October 2001. The law permits three new casinos in western New York; one in Niagara Falls, one in Buffalo and one on land owned by the Seneca Indian Nation, all of which would be owned by the Seneca Indian Nation. The legislation also permits up to three casinos in the Catskills in Ulster and Sullivan counties, also to be owned by Native American tribes. In addition, the legislation allows slot machines to

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)

be placed in Indian-owned casinos. The court also ruled that New York State could participate in the multi-state Mega-Millions lottery game. New Jersey currently participates in the Mega-Millions lottery game as well.

The New York law had also permitted the installation of video lottery terminals, or VLTs, at five horse racing tracks situated across the state of New York. In its July 2004 ruling, however, the Appellate Division of the Supreme Court of New York ruled that the law was unconstitutional because it required that a portion of VLT revenues go to horse racing breeding funds and track purses. New York’s constitution stipulates that all net proceeds from lottery games go to aid education in New York State. It is anticipated that the ruling will be appealed.

In addition, other states neighboring New Jersey, including Maryland, are currently contemplating gaming legislation. The net effect of these facilities and other items, when operational, on Atlantic City, including Trump Marina, cannot be predicted. Since our market is primarily a drive-to market, legalized gaming in one or more states neighboring or within close proximity to New Jersey could have a material adverse effect on the Atlantic City gaming market overall, including Trump Marina.

We do not know how the recently announced gaming company mergers will, upon consummation, affect us.

In June 2004, MGM Mirage and Mandalay Resort Group announced that they have entered into a definitive merger agreement under which MGM Mirage will purchase Mandalay. If consummated, the MGM Mirage would own and operate up to 28 properties across the country. Also, in July 2004, Harrah’s Entertainment, Inc. announced its intention of buying Caesars Entertainment, Inc., which would, if consummated, create the world’s largest gaming company with as many as 54 casinos across the country. The Harrah’s-Caesars company would hold a large percentage of properties in jurisdictions in which we currently compete. The final terms of either of these mergers, including whether or not any of the companies will have to divest of any of their properties under the federal anti-trust laws or under the rules and regulations promulgated by the various gaming regulatory agencies, are unknown at this time. The effects of either of these mergers on the gaming market, in general, or on any jurisdiction in which we currently have properties, in particular, cannot be ascertained at this time.

Taxation of the gaming industry, already significant, may increase in the future which would reduce our profitability.

Indiana Wagering Tax Add-Back

In July 1999, the Indiana Department of Revenue (“Department”) issued a Letter of Findings to an Indiana gaming company that the Riverboat Wagering Tax (“RWT”), a tax deducted in computing Federal taxable income, is not deductible when computing Indiana adjusted gross income because the RWT represents a tax that is “based on or measured by income.” The entity that received the Letter of Findings, with the assistance of the Indiana Casino Association, of which Trump Indiana is a member, is vigorously contesting this finding in the Indiana Tax Court on the basis that the RWT is an excise tax, which is excluded from Indiana’s add-back requirements. In April 2004, the Indiana Tax Court found in favor of the Department. The Company has estimated that the amount of potential exposure for the period from commencement of operations in June 1996 through the period ended March 31, 2004, including interest, is approximately $19,108,000 and recorded this amount, given the court ruling, during the quarter ended March 31, 2004. Income tax expense related to this matter for the quarter ended June 30, 2004 was $935,000. The Company, along with its peers in the Indiana gaming market, plans to appeal this decision and contest this matter vigorously before the Indiana Supreme Court.

NJSEA Subsidy Agreement

On April 12, 2004, the twelve Atlantic City casino properties, including Trump Marina, executed an agreement with the New Jersey Sports & Exposition Authority (“NJSEA”) and the New Jersey Casino Reinvestment Development Authority (“CRDA”) to, among other things, enhance purses, fund breeder’s awards and establish account wagering at New Jersey horse racing tracks (“NJSEA Subsidy Agreement” or “Agreement”).

The Agreement provides that the casinos, pro rata according to their gross revenue: (a) shall pay $34 million to the NJSEA in cash, in four yearly payments through October 15, 2007 and donate $52 million to the NJSEA from the regular payment of their CRDA obligations for use by the NJSEA through 2008 to enhance such purses, fund such breeders’ awards and establish such account wagering; and (b) shall donate $10 million from the regular payment of their CRDA obligations for use by the CRDA as grants to such other North Jersey projects as the CRDA shall determine. The $62

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)

million donation of CRDA obligations is conditioned upon the timely enactment and funding of the Casino Expansion Fund Act. Marina Associates has estimated its portion of the industry obligation at approximately 5.0%.

The Agreement also anticipated that legislation to establish and fund a $62 million Casino Expansion Fund would be effective by December 1, 2004 and that the fund will be administered by the CRDA and made available pro rata to each casino for the use in expanding its casino hotel facility in the amounts and at the times it makes its donation payments to the CRDA (“Casino Expansion Fund Act”). The Agreement further provides for a moratorium until January 2009, which casinos may enforce by court injunction, on the conduct of “casino gaming” at any New Jersey racetrack (unless casinos controlling a majority of the hotel rooms controlled by the casinos in Atlantic City otherwise agree) and a moratorium until January 2006 on the authorization of “casino gaming” at any New Jersey racetrack, the violation of which would terminate the Agreement and all further payments to the NJSEA and require the NJSEA to return all undistributed cash and the CRDA to return all undistributed donated CRDA obligations to the casinos. The Agreement also grants a license through August 2008 for the display, at no cost to the casino industry, of messages promoting Atlantic City generally in prominent locations at NJSEA’s Meadowlands and Monmouth racetracks.

The Agreement finally provides that, if the Casino Expansion Fund is not established and funded by the New Jersey Legislature by December 1, 2004: (a) the casinos shall provide $7 million in cash to the NJSEA by December 10, 2004 and donate $13 million from the regular payment of their CRDA obligations to the NJSEA for use by the NJSEA to enhance such purses, fund such breeders’ awards and establish such account wagering; (b) the moratorium on the conduct of “casino gaming” at New Jersey racetracks shall expire as of January 2006; and (c) the Agreement shall otherwise terminate.

In addition to the NJSEA Subsidy Agreement, prominent leaders of the New Jersey Legislature publicly stated during the spring of 2004 their intent that the Legislature enact the Casino Expansion Fund Act, by December 2004, repeal in increments over time the 4.25% tax on casino complimentaries it imposed as of July 2003 and, for four years, refrain from imposing any new or increased casino industry specific taxes. In this regard, legislation was enacted effective June 30, 2004 which: (a) establishes the Atlantic City Expansion Fund, identifies the Casino Hotel Room Occupancy Fee as its funding source and directs the CRDA to provide the Atlantic City Expansion Fund with $62 million and to make same available to each casino licensee for investment in an eligible project which increases the number of hotel rooms in its casino hotel facility; and (b) fully phases out the 4.25% tax on casino complimentaries as of July 1, 2009.

Future changes in state taxation of casino gaming companies in jurisdictions in which we operate cannot be predicted, and any such changes could adversely affect our profitability.

Critical Accounting Policies

The preparation of our financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Management periodically evaluates its policies and the estimates and assumptions related to such policies. The TCH Properties operate in highly regulated industries and are subject to regulations that describe and regulate operating and internal control procedures. TCH believes its most critical accounting policies and significant estimates are described below.

Revenue Recognition and Allowance for Doubtful Accounts

The majority of our revenue is from gaming activities, and the majority of such revenue is derived from cash, which by nature does not require complex estimations. The Company extends credit on a discretionary basis to select qualified patrons. Credit play as a percentage of total dollars wagered has been historically approximately 20%. We establish credit limits based upon the particular patron’s creditworthiness, as determined by an examination of various factors including a credit check of the patron, checking the patron’s personal checking account balance, and checking the patron’s credit limits and indebtedness at other casinos. We maintain an allowance for doubtful accounts for those customers whose checks have been unable to be deposited due to non-sufficient funds. This allowance is based on a specific review of customer accounts as well as a review of the history of write-offs of returned markers. Management

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)

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

Recent Accounting Pronouncements

In January 2003, the FASB issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities, an interpretation of ARB 51”. The primary objectives of this interpretation are to provide guidance on the identification of entities for which control is achieved through means other than through voting rights (“variable interest entities”) and how to determine when and which business enterprise (the “primary beneficiary”) should consolidate the variable interest entity. This new model for consolidation applies to an entity in which either (i) the equity investors (if any) do not have a controlling financial interest; or (ii) the equity investment at risk is insufficient to finance that entity’s activities without receiving additional subordinated financial support from other parties. In addition, FIN 46 requires that the primary beneficiary, as well as all other enterprises with a significant variable interest in a variable interest entity, make additional disclosures. Certain disclosure requirements of FIN 46 were effective for financial statements issued after January 31, 2003. In December 2003, the FASB issued FIN 46 (revised December 2003), “Consolidation of Variable Interest Entities” (“FIN 46-R”) to address certain FIN 46 implementation issues. The effective dates and impact of FIN 46 and FIN 46-R are as follows: (i) Special-purpose entities (“SPEs”) created prior to February 1, 2003- the company must apply either the provisions of FIN 46 or early adopt the provisions of FIN 46-R at the end of the first interim or annual reporting period ending after December 15, 2003; (ii) Non-SPEs created prior to February 1, 2003- the company is required to adopt FIN 46-R at the end of the first interim or annual reporting period ending after March 15, 2004; and (iii) All entities, regardless of whether an SPE, that were created subsequent to January 31, 2003- the provisions of FIN 46 were applicable for variable interests in entities obtained after January 1, 2003. The adoption of the provisions applicable to SPEs and all other variable interests obtained after January 1, 2003 did not have a material impact on our consolidated financial position, consolidated results of operations, or liquidity. Adoption of this pronouncement had no material impact on the Company’s consolidated financial position, consolidated results of operations, or liquidity.

Financial Condition - Liquidity and Capital Resources

The Company has a working capital deficit of $36.6 million at June 30, 2004 and has experienced recurring operating losses. The recurring operating losses are primarily the result of substantial debt service obligations on outstanding indebtedness. For the year ending December 31, 2004, the Company’s debt service obligation on the TCH Notes is expected to be approximately $70 million. Additionally, the Company has experienced increased competition and other challenges in its markets. The Company’s liquidity situation continues to be constrained, due to the Company’s diminished cash flows, increased trade payables, limited capacity to raise additional capital and minimal cash reserves beyond those required to fulfill gaming regulatory requirements. Cash flows from operating activities of the TCH Properties and the management fees generated pursuant to the Trump 29 Management Agreement are TCH’s primary source of liquidity. To a lesser extent, TCH has relied on capital lease financing for its capital resource needs. TCH’s ability to borrow funds for its liquidity needs is severely restricted by covenants in the indentures governing the TCH Notes and by its already high levels of indebtedness and related interest expense. Sources of TCH’s short-term and long-term liquidity include primarily: (i) table win, (ii) slot win, (iii) room occupancy, (iv) food and beverage sales and (v) miscellaneous items, less promotional expenses.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)

If the Recapitalization Plan is not successfully consummated, there can be no assurances that TCH will be able to make its debt service obligations on the TCH Notes, and will be required to seek alternative sources of financing. There can be no assurance that the general state of the economy, the status of the capital markets, generally, or the receptiveness of the capital markets to the gaming industry or to TCH and its subsidiaries, specifically, will be conducive to refinancing debt on reasonable terms, or at all. Also, in connection with their audit of the Company’s financial statements for the year ended December 31, 2003, the Company’s independent auditors expressed substantial doubt about the Company’s ability to continue as a going concern, absent the successful completion of a restructuring or alternative transaction. The Company’s financial condition would also make it difficult for the Company to obtain alternative financing in the event the Recapitalization Plan is not consummated.

The TCH Properties also compete with other casino/hotels and riverboats based on the quality of customer service, the array of games offered, the attractiveness of a casino/hotel and the extent and quality of the facilities and amenities. In July 2003, the Borgata opened in Atlantic City’s marina district. Since its opening, the Borgata has adversely affected the revenues of Trump Marina, and has also announced its intentions to expand its casino floor and amenities. In addition, some of our Atlantic City competitors have recently completed substantial renovations designed to improve their competitive position. Furthermore, alternatives to casino style gambling, such as VLTs, are increasing in the northeast region of the country from which we attract most of our customers. See “Factors That May Affect Our Future Results.”

In July 2004, the Pennsylvania state legislature passed extensive legislation permitting up to 61,000 slot machines statewide at up to 14 different locations, seven or eight of which would be at racetracks, plus four or five slot parlors and two small resorts. Three of the racetracks, Pocono Downs, Philadelphia Park and Chester Downs, as well as two slot parlors located within the city limits of Philadelphia, are in Atlantic City’s customer markets. It is anticipated that up to 15,000 slot machines would be in place by 2006. Also in July 2004, the Appellate Division of the Supreme Court of New York unanimously ruled that Indian-owned casinos could legally be operated in New York under the New York state law passed in October 2001. Legalized gaming in one or more states neighboring, or within close proximity to, Atlantic City, New Jersey could have a material adverse effect on the Atlantic City gaming market, overall, including our properties. See “Factors That May Affect Our Future Results – Pennsylvania and New York have enacted gaming legislation which may harm us, and other states may do so in the future.”

Because we have substantial indebtedness and related interest expense, we have not been able to refurbish our properties to desired levels or to pursue various capital expansion plans, such as the addition of more hotel rooms, or undertake significant new business initiatives. In the recent past, we have experienced increased competition and other challenges in our markets, including increased capital spending by our competitors and increased taxes, which have contributed to our reduced operating results. For these reasons, we have explored various strategies to favorably resolve this situation for all of our constituencies, including the possible sale of some or all of our assets, a restructuring of our indebtedness through out-of-court or in-court proceedings, refinancing of indebtedness, attracting substantial new equity investment and analyzing various other restructuring and reinvestment scenarios. Recently, we announced our plans to pursue a comprehensive recapitalization plan that, if consummated, is intended to decrease our interest expense and improve our liquidity and capital resources. There can be no assurances that the Recapitalization Plan will be consummated, or if consummated, that it will have the intended results.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)

TRUMP CASINO HOLDINGS, L.L.C.

CONSOLIDATING CAPITAL EXPENDITURES

(in thousands)

	Trump Marina	Trump Indiana	Total TCH
FOR THE SIX MONTHS ENDED JUNE 30, 2003
Purchase of Property & Equipment	$2,408	$1,684	$4,092
Capital Lease Additions	5,831	4,710	10,541

Total Capital Expenditures	$8,239	$6,394	$14,633

FOR THE SIX MONTHS ENDED JUNE 30, 2004
Purchase of Property & Equipment	$1,482	$1,593	$3,075
Capital Lease Additions (a)	5,992	89	6,081

Total Capital Expenditures	$7,474	$1,682	$9,156

(a)	Capital lease additions were principally slot machines.

Comparison of Results of Operations for the Three Month Periods Ended June 30, 2003 and 2004

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

In connection with the TCH Notes Offering, Marina Associates, Trump Indiana, THCR Management and Trump 29 Services became wholly-owned subsidiaries of TCH. There was no other entity, which had significant assets or operations, which became a wholly-owned subsidiary of TCH. Prior to the date of consummation of the TCH Notes Offering, TCH had no significant assets or operations. Accordingly, we have included a discussion and analysis of the financial condition and results of operations of each of Marina Associates, Trump Indiana, and THCR Management. Management’s Discussion and Analysis of Financial Condition and Results of Operations of each of these entities should be read in connection with the respective financial statements and notes thereto included elsewhere in this Form 10-Q. See Note (1) to the “Notes to Condensed Consolidated Financial Statements (unaudited).”

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)

The financial information presented below reflects the financial condition and results of operations of Trump Marina and Trump Indiana. TCF is a wholly-owned subsidiary of TCH and has no business operations.

	Three Months Ended June 30,
	2003 Trump Marina	2004 Trump Marina	2003 Trump Indiana	2004 Trump Indiana	2003 Total TCH*	2004 Total TCH*
	(in thousands)
Revenues:
Gaming	$69,956	$65,160	$31,903	$35,694	$101,859	$100,854
Other	15,933	16,084	2,442	2,201	19,561	20,489

Gross revenues	85,889	81,244	34,345	37,895	121,420	121,343
Less: promotional allowances	17,679	18,972	3,551	2,928	21,230	21,900

Net revenues	68,210	62,272	30,794	34,967	100,190	99,443

Costs and expenses:
Gaming	31,639	30,232	17,629	18,070	49,268	48,302
Other	4,004	3,559	1,643	1,741	5,647	5,300
General and administrative	16,571	14,787	5,861	7,086	22,967	22,266
General and administrative - related party	1,161	1,133	1,536	1,602	1,161	1,133
Debt renegotiation costs	—	—	—	—	23	—
Depreciation and amortization	5,248	5,518	1,869	1,809	7,117	7,327

Total costs and expenses	58,623	55,229	28,538	30,308	86,183	84,328
Income from operations	9,587	7,043	2,256	4,659	14,007	15,115

Interest income	20	42	21	8	212	62
Interest expense	(10,912)	(11,550)	(2,157)	(2,234)	(16,392)	(17,558)
Interest expense - related party	—	—	—	—	(654)	(747)
Other non-operating income (expense)	—	—	(6)	625	(6)	625

Total non-operating expense, net	(10,892)	(11,508)	(2,142)	(1,601)	(16,840)	(17,618)

Income (loss) before equity in loss from joint venture and income taxes	(1,305)	(4,465)	114	3,058	(2,833)	(2,503)
Equity in loss from Buffington Harbor	—	—	(615)	(613)	(615)	(613)
Provision for income taxes	(300)	(87)	—	(935)	(300)	(1,022)

Net income (loss)	$(1,605)	$(4,552)	$(501)	$1,510	$(3,748)	$4,138

*	Income and expenses of TCH and THCR Management are not separately shown.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)

Gaming revenues are the primary source of TCH’s revenues and primarily consist of slot machine/table game win. The following chart details activity for the major components of revenue and certain hotel statistics:

	Three Months Ended June 30,
	2003 Trump Marina	2004 Trump Marina		2003 Trump Indiana	2004 Trump Indiana		2003 Total TCH*	2004 Total TCH*
	(in thousands)
Table Game Revenues (1)	$17,479	$13,306		$4,501	$4,598		$21,980	$17,904
Increase (decrease) from Prior Period		$(4,173)			$97			$(4,076)
Table Game Drop (2)	$97,420	$86,258		$27,897	$30,939		$125,317	$117,197
Increase (decrease) from Prior Period		$(11,162)			$3,042			$(8,120)
Table Game Win Percentage (3)	17.9%	15.4%		16.1%	14.9%		17.5%	15.3%
Increase (decrease) from Prior Period		(2.5	)pts.		(1.2	)pts.		(2.2	)pts.
Number of Table Games	81	75		45	39		126	114
Increase (decrease) from Prior Period		(6)			(6)			(12)
Slot Revenues (4)	$52,297	$51,727		$27,402	$29,810		$79,699	$81,537
Increase (decrease) from Prior Period		$(570)			$2,408			$1,838
Slot Handle (5)	$645,581	$655,885		$358,681	$393,440		$1,004,262	$1,049,325
Increase (decrease) from Prior Period		$10,304			$34,759			$45,063
Slot Win Percentage (6)	8.1%	7.9%		7.6%	7.6%		7.9%	7.8%
Increase (decrease) from Prior Period		(0.2	)pts.		—			(0.1	)pts.
Number of Slot Machines	2,517	2,508		1,717	1,723		4,234	4,231
Increase (decrease) from Prior Period		(9)			6			(3)
Other Gaming Revenues	$180	$127		$—	$1,286		$180	$1,413
Increase (decrease) from Prior Period		$(53)			$1,286			$1,233
Total Gaming Revenues	$69,956	$65,160		$31,903	$35,694		$101,859	$100,854
Increase (decrease) from Prior Period		$(4,796)			$3,791			$(1,005)
Number of Guest Rooms	728	728		300	300		1,028	1,028
Occupancy Rate	91.2%	88.7%		54.1%	54.3%		80.4%	78.6%
Average Daily Rate (Room Revenue)	$78.74	$80.40		$56.00	$57.00		$74.29	$75.64

*	Income and expenses of TCH and THCR Management are not separately shown.

(1)	“Table Game Revenues” is defined as the total amount wagered by table game patrons (the “Table Game Drop”), less the amounts paid back to such patrons by the casino for winning wagers.

(2)	“Table Game Drop” is defined as the total amount wagered by table game patrons.

(3)	“Table Win Percentage” is defined as the ratio, expressed as a percentage, of Table Games Revenues to Table Game Drop.

(4)	“Slot Revenues” is defined as the total amount wagered by slot patrons (the “Slot Handle”), less the amount paid back to slot patrons by the casino for winning pulls.

(5)	“Slot Handle” is defined as the total amount wagered by slot patrons.

(6)	“Slot Win Percentage” is defined as the ratio, expressed as a percentage, of Slot Revenues to Slot Handle.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)

Table games revenues decreased approximately $4,076,000, or 18.5%, to $17,904,000 for the three months ended June 30, 2004 from $21,980,000 for the three months ended June 30, 2003. This decrease was due primarily to two reasons: (i) a reduced table game win percentage from 17.5% for the three months ended June 30, 2003 to 15.3% for the three months ended June 30, 2004 and (ii) a decrease in table drop of $8,120,000, or 6.5%, to $117,197,000 for the three months ended June 30, 2004 from $125,317,000 for the three months ended June 30, 2003. The table drop decrease was primarily due to the opening of the Borgata in July 2003 and the negative effect on Trump Marina.

Slot revenues increased approximately $1,838,000, or 2.3%, to $81,537,000 for the three months ended June 30, 2004 from $79,699,000 for the three months ended June 30, 2003. This increase was due primarily to an increased slot handle of approximately $45,063,000, or 4.5%. The increase handle is due primarily to sustained marketing programs and events designed specifically for the slot customer.

Other gaming revenues increased approximately $1,233,000 to $1,413,000 for the three months ended June 30, 2004 from $180,000 for the three months ended June 30, 2003 due primarily to the introduction of poker at Trump Indiana in December 2003.

Non-gaming revenues increased approximately $928,000, or 4.7%, to $20,489,000 for the three months ended June 30, 2004 from $19,561,000 for the three months ended June 30, 2003. This increase was due primarily to an increase in management fees earned by THCR Management of approximately $1,018,000, or 85.8%, to $2,204,000 for the three months ended June 30, 2004 from $1,186,000 for the three months ended June 31, 2003. Pursuant to the management agreement approved by the National Indian Gaming Commission (“NIGC”) on April 15, 2002, THCR Management commenced operations of Trump 29. The term of the management agreement is for five years. In consideration for its management services, THCR Management receives an annual fee equal to 30% of the Net Revenues (as defined in the management agreement) of Trump 29.

Promotional allowances increased approximately $670,000, or 3.2%, to $21,900,000 for the three months ended June 30, 2004 from $21,230,000 for the three months ended June 30, 2003 due primarily to increased promotional giveaways at Trump Marina.

Gaming costs and expenses decreased approximately $966,000, or 2.0%, to $48,302,000 for the three months ended June 30, 2004 from $49,268,000 for the year three months ended June 30, 2003. This decrease was due to reductions in payroll and related costs ($1,233,000), gaming taxes ($319,000) and regulatory fees ($329,000) at Trump Marina.

General and administrative costs and expenses decreased approximately $701,000, or 3.1%, to $22,266,000 for the three months ended June 30, 2004 from $22,967,000 for the three months ended June 30, 2003. This decrease was due to reductions in payroll and related costs ($1,063,000) and New Jersey Casino Reinvestment Development Authority (“CRDA”) expense ($820,000) at Trump Marina. During the three months ended June 30, 2003, there were additional write-offs of CRDA deposits, as a result of donations Marina Associates committed to. Expenses increased at Trump Indiana due primarily to an increase for real estate taxes ($811,000) due to a property tax reassessment which was completed during the fourth quarter of 2003 on the Indiana facility. Additionally, insurance costs increased ($228,000) at Trump Indiana.

Interest expense increased approximately $1,166,000, or 7.1%, to $17,558,000 for the three months ended June 30, 2004 from $16,392,000 for the three months ended June 30, 2003 The increase is principally attributed to an interest rate increase of 1.0% on the TCH Notes which resulted from the First Priority Leverage Ratio test for the year ended December 31, 2003, which is effective from March 15, 2004 though March 14, 2005.

Non-operating income increased approximately $631,000 to $625,000 for the three months ended June 30, 2004. This increase is due to gains recognized in association with slot machine disposals by Trump Indiana.

Provision for income taxes increased $722,000 to $1,022,000 for the three months ended June 30, 2004 from $300,000 for the three months ended June 30, 2003 primarily due to a $935,000 expense recorded by Trump Indiana in the second quarter of 2004 as a result of a ruling by the Indiana Tax Court regarding the nondeductibility of the Riverboat Wagering Tax when computing Indiana adjusted gross income.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)

The financial information presented below reflects the financial condition and results of operations of Trump Marina and Trump Indiana. TCF is a wholly owned subsidiary of TCH and has no business operations.

	Six Months Ended June 30,
	2003 Trump Marina	2004 Trump Marina	2003 Trump Indiana	2004 Trump Indiana	2003 Total TCH*	2004 Total TCH*
	(in thousands)
Revenues:
Gaming	$132,176	$127,229	$64,728	$74,171	$196,904	$201,400
Other	28,583	29,205	4,283	4,231	35,015	37,925

Gross revenues	160,759	156,434	69,011	78,402	231,919	239,325
Less: promotional allowances	34,026	35,933	7,431	6,059	41,457	41,992

Net revenues	126,733	120,501	61,580	72,343	190,462	197,333

Costs and expenses:
Gaming	62,124	59,705	33,972	37,089	96,096	96,794
Other	6,911	6,446	3,183	3,429	10,094	9,875
General and administrative	32,425	30,032	11,154	14,898	44,222	45,755
General and administrative - related party	2,466	2,248	3,186	3,203	3,979	2,284
Debt renegotiation costs	(47)	—	—	—	401	—
Depreciation and amortization	10,643	11,041	3,706	3,539	14,349	14,580

Total costs and expenses	114,522	109,472	55,201	62,158	169,141	169,288

Income from operations	12,211	11,029	6,379	10,185	21,321	28,045

Interest income	57	70	385	(43)	614	65
Interest expense	(24,769)	(22,518)	(2,695)	(4,356)	(31,276)	(34,207)
Interest expense - related party	(6,177)	—	(49)	—	(6,931)	(1,430)
Gain (loss) on debt retirement, net	9,751	—	(1,820)	—	7,931	—
Other non-operating income (expense)	—	—	(20)	625	(20)	625

Total non-operating expense, net	(21,138)	(22,448)	(4,199)	(3,774)	(29,682)	(34,947)

Income (loss) before joint venture and income taxes	(8,927)	(11,419)	2,180	6,411	(8,361)	(6,902)
Equity in loss from Buffington Harbor	—	—	(1,230)	(1,226)	(1,230)	(1,226)
Provision for income taxes	(600)	(175)	—	(20,043)	(600)	(20,218)

Net income (loss)	$(9,527)	$(11,594)	$950	$(14,858)	$(10,191)	$(28,346)

*	Income and expenses of TCH and THCR Management are not separately shown.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)

Gaming revenues are the primary source of TCH’s revenues and primarily consist of slot machine/table game win. The following chart details activity for the major components of gaming revenue:

	Six Months Ended June 30,
	2003 Trump Marina	2004 Trump Marina		2003 Trump Indiana	2004 Trump Indiana		2003 Total TCH*	2004 Total TCH*
	(in thousands)
Table Game Revenue	$31,865	$26,626		$9,144	$9,599		$41,009	$36,225
Increase (decrease) from Prior Period		$(5,239)			$455			$(4,784)
Table Game Drop	$183,086	$168,826		$55,754	$64,818		$238,840	$233,644
Increase (decrease) from Prior Period		$(14,260)			$9,064			$(5,196)
Table Game Win Percentage	17.4%	15.8%		16.4%	14.8%		17.2%	15.5%
Increase (decrease) from Prior Period		(1.6	)pts.		(1.6	)pts.		(1.7	)pts.
Number of Table Games	81	75		45	41		126	116
Increase (decrease) from Prior Period		(6)			(4)			(10)
Slot Revenue	$99,987	$100,351		$55,584	$62,154		$155,571	$162,505
Increase (decrease) from Prior Period		$364			$6,570			$6,934
Slot Handle	$1,236,487	$1,279,606		$704,530	$809,473		$1,941,017	$2,089,079
Increase (decrease) from Prior Period		$43,119			$104,943			$148,062
Slot Win Percentage	8.1%	7.8%		7.9%	7.7%		8.0%	7.8%
Increase (decrease) from Prior Period		(0.3	)pts.		(0.2	)pts.		(0.2	)pts.
Number of Slot Machines	2,514	2,504		1,722	1,693		4,236	4,197
Increase (decrease) from Prior Period		(10)			(29)			(39)
Other Gaming Revenue	$324	$252		—	2,418		$324	$2,670
Increase (decrease) from Prior Period		$(72)			2,418			$2,346
Total Gaming Revenues	$132,176	$127,229		$64,728	$74,171		$196,904	$201,400
Increase (decrease) from Prior Period		$(4,947)			$9,443			$4,496
Number of Guest Rooms	728	728		300	300		1,028	1,028
Occupancy Rate	88.1%	82.9%		51.8%	50.5%		77.5%	73.4%
Average Daily Rate (Room Revenue)	$76.39	$79.84		$56.00	$57.00		$72.32	$75.24

*	Income and expenses of TCH and THCR Management are not separately shown.

Table games revenues decreased approximately $4,784,000, or 11.7%, to $36,225,000 for the six months ended June 30, 2004 from $41,009,000 for the six months ended June 30, 2003. This decrease was due primarily to two reasons: (i) a reduced table game win percentage from 17.2% for the six months ended June 30, 2003 to 15.5% for the six months ended June 30, 2004 and (ii) a decrease in table drop of $5,196,000, or 2.2%, to $233,644,000 for the six months ended June 30, 2004 from $238,840,000 for the six months ended June 30, 2003. The table drop decrease was primarily due to the opening of the Borgata in July 2003 and the negative effect on Trump Marina.

Slot revenues increased approximately $6,934,000, or 4.5% to $162,505,000 for the six months ended June 30, 2004 from $155,571,000 for the six months ended June 30, 2004. This increase was due primarily to a $148,062,000, or 7.6%, increase in slot handle which was the result of sustained marketing programs and events designed specifically for the slot customer.

Other gaming revenues increased approximately $2,346,000 to $2,670,000 for the six months ended June 30, 2004 from $324,000 for the six months ended June 30, 2003 due primarily to the introduction of Poker at Trump Indiana in December 2003.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)

Non-gaming revenues increased approximately $2,910,000, or 8.3%, to $37,925,000 for the six months ended June 30, 2004 from $35,015,000 for the six months ended June 30, 2003. This increase was due primarily to an increase in management fees earned by THCR Management of approximately $2,340,000 to $4,489,000 for the six months ended June 30, 2004 from $2,149,000 for the six months ended June 30, 2003. Pursuant to the management agreement approved by NIGC on April 15, 2002, THCR Management commenced operations of Trump 29. The term of the management agreement is for five years. In consideration for its management services, THCR Management receives an annual fee equal to 30% of the Net Revenues (as defined in the management agreement) of Trump 29.

General and administrative costs and expenses increased approximately $1,533,000, or 3.5%, to $45,755,000 for the six months ended June 30, 2004 from $44,222,000 for the six months ended June 30, 2003. This increase was due to an increase of $1,916,000 for real estate taxes as a result of a property tax reassessment which was completed during the fourth quarter of 2003 on the Indiana facility. Additionally, insurance costs increased by $1,455,000 at Trump Indiana. These increases were partially offset by reductions in payroll and related costs ($1,366,000) and CRDA expense ($817,000) at Trump Marina. During the six months ended June 30, 2003, there were additional write-offs of CRDA deposits, as a result of donations Marina Associates committed to.

General and administrative - related party costs and expenses decreased approximately $1,695,000, or 42.6%, to $2,284,000 for the six months ended June 30, 2004 from $3,979,000 for the six months ended June 30, 2003. This decrease was due primarily to the assignment of Trump Indiana’s management services agreement from THCR Holdings to TCH in connection with the TCH debt refinancing on March 25, 2003.

During the six months ended June 30, 2003, TCH incurred debt renegotiation costs of approximately $401,000 due to transactional fees earned upon consummation of the TCH Notes Offering on March 25, 2003. There was no comparable expense during the same period of 2004.

Interest expense increased approximately $2,931,000, or 9.4%, to $34,207,000 for the six months ended June 30, 2004 from $31,276,000 for the six months ended June 30, 2003 primarily due to two reasons: (i) additional interest due to an interest rate increase of 1.0% on the TCH Notes which resulted from the First Priority Leverage Ratio test for the year ended December 31, 2003, which is effective from March 15, 2004 through March 14, 2005 and (ii) additional interest expense related to the TCH Second Priority Mortgage Notes payable through the issuance of payable-in-kind notes.

Interest expense - related party costs decreased approximately $5,501,000, or 79.4%, to $1,430,000 for the six months ended June 30, 2004 from $6,931,000 for the six months ended June 30, 2003 primarily due to the redemption of the Castle PIK Notes on March 25, 2003.

Non-operating income increased approximately $645,000 to $625,000 for the six months ended June 30, 2004. This increase is due to gains recognized in association with slot machine disposals by Trump Indiana.

In connection with the TCH Notes Offering on March 31, 2003, TCH recorded a net gain of $7,931,000 for the six months ended June 30, 2003, which consists of a net gain of $10,451,000 on the retirement of Castle Funding’s 11.75% Mortgage Notes due 2003 and the Castle PIK Notes, the settlement of Trump Indiana’s interest rate swap for $851,000 and the write-off of unamortized loan costs of approximately $1,669,000.

Provision for income taxes increased approximately $19,618,000 to $20,218,000 for the six months ended June 30, 2004 from $600,000 for the six months ended June 30, 2003, due primarily to a $20,043,000 expense recorded by Trump Indiana in the first six months of 2004 as a result of a ruling by the Indiana Tax Court regarding the nondeductibility of the Riverboat Wagering Tax when computing Indiana adjusted gross income. This charge covers the period from commencement of operations in June 1996 through June 30, 2004.

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

The carrying amount and fair value of our indebtedness is as set forth below:

	June 30, 2004
	Carrying Amount	Fair Value
TCH First Priority Mortgage Notes (1)	$405,709,000	$436,688,000
TCH Second Priority Mortgage Notes	$68,847,000	$55,078,000

(1)	Carrying amount represents principal in the amount of $425,000,000, net of unamortized discount of $19,291,000 at June 30, 2004.

ITEM 4 - CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures. Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, the principal executive officer and principal financial officer of each of the Registrants have concluded that their disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) are effective to ensure that information required to be disclosed by the Registrants in reports that they file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.

(b)	Changes in Internal Controls. There were no specific changes in the Registrants’ internal controls over financial reporting during the fiscal quarter covered by this Form 10-Q that has materially affected, or is reasonably likely to materially affect, the Registrants’ internal controls over financial reporting.

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

None.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5 - OTHER INFORMATION

Trump Orange County. On April 23, 2004, THCR, through a newly-formed subsidiary of TCH, submitted a formal proposal to the Indiana Gaming Commission (the “IGC”) regarding the building and operating of a $123.5 million casino property in Orange County, Indiana (located in the south central portion of Indiana, between Indianapolis and Louisville, Kentucky). The proposal includes the construction of a riverboat-style gaming facility, purchase and restoration of the historic West Baden Springs Historical Landmark and financial support for improvements to additional area landmarks, including the French Lick Springs Resort and Spa and the Indiana Railway Museum. In addition to an up-front contribution of $2 million, THCR proposed an ongoing allocation of one percent (1%) of adjusted gross revenue from the casino to the Historic Hotel Preservation Commission (the “HHPC”) to assist in local renovation and development. Following submission and discussions with various involved parties, THCR’s proposal was revised with a total project cost of $108.5 million. The revisions to THCR’s original proposal included not purchasing and renovating the West Baden Springs Historical Landmark, $5 million of financial support toward the renovation of each of the French Lick Springs Resort and the West Baden Springs Historical Landmark, and up-front contribution of $3 million to the local communities and certain percentage of adjusted gross revenue with a minimum annual payment of $1.25 million. On July 20, 2004, following the unanimous recommendation of the HHPC, the IGC awarded the operating contract in Orange County to THCR.

THCR’s ability to undertake significant new business initiatives and make capital expenditures are extremely limited at this time, due in part to the high levels of, and the terms of, the existing indebtedness of THCR’s subsidiaries and THCR’s constrained liquidity position. As such, the development of the Orange County, Indiana project would be contingent on a number of factors, including, but not limited to, THCR’s ability to consummate the currently contemplated Recapitalization Plan intended to restructure the existing debt obligations of THCR’s subsidiaries. Moreover, even if the Recapitalization were consummated, the Orange County, Indiana project would be subject to a number of other contingencies, including, but not limited to, the approval by THCR’s newly appointed board post recapitalization. In the event that the recapitalization plan is not consummated, the development of the project would be contingent upon THCR obtaining alternative capital sources, which cannot be assured. Accordingly, the ultimate ability of THCR to implement the plans and other forward-looking statements expressed in the foregoing paragraph, including those with respect to the construction, development, financing, opening and operation of the Orange County, Indiana project are uncertain at this time.

PART II - OTHER INFORMATION - (Continued)

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

a.	Exhibits:

10.1	*	Restructuring Support Agreement, dated August 9, 2004

10.2	*	Second Exclusivity Agreement, dated August 9, 2004

10.3	*	Letter Agreement Amendment, dated August 9, 2004

31.1		Certification of the Chief Executive Officer of the Registrants Pursuant to Rule 13a-14(a)/15(d)-14(a) of the Securities Exchange Act of 1934, as Amended.

31.2		Certification of the Principal Financial and Accounting Officer of the Registrants Pursuant to Rule 13a-14(a)/15(d)-14(a) of the Securities Exchange Act of 1934, as Amended.

32.1		Certification of the Chief Executive Officer of the Registrants Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2		Certification of the Principal Financial and Accounting Officer of the Registrants Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed as an exhibit to Current Report on Form 8-K filed by the Company on August 10, 2004 and incorporated by reference herein.

b.	Current Reports on Form 8-K:

TCH filed a Current Report on Form 8-K with the SEC on May 3, 2004 regarding THCR’s earnings press release, including the results of TCH, for the quarter ended March 31, 2004.

TCH filed a Current Report on Form 8-K with the SEC on July 21, 2004 regarding the Orange County, Indiana project.

TCH filed a Current Report on Form 8-K with the SEC on July 28, 2004 regarding THCR’s earnings press release, including the results of TCH, for the quarter ended June 30, 2004.

TCH filed a Current Report on Form 8-K with the SEC on August 10, 2004 regarding the Recapitalization Plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, each of the Registrants has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

TRUMP CASINO HOLDINGS, L.L.C.

Date:	August 16, 2004	By:	/S/ JOHN P. BURKE
John P. Burke
Executive Vice President
(Duly Authorized Officer and Principal Financial and Accounting Officer)

TRUMP CASINO FUNDING, INC.

Date:	August 16, 2004	By:	/S/ JOHN P. BURKE
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