Form 10-Q
period 2004-09-30
TRUMP CASINO HOLDINGS LLC; TRUMP CASINO FUNDING INC
filed 2004-11-15
CIK 1226932, 1226933

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended September 30, 2004

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

As of November 15, 2004, there were 100 shares of Trump Casino Funding, Inc.’s common stock, par value $.01 per share, outstanding. Trump Casino Funding, Inc. meets the conditions set forth in General Instructions H(1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.

TRUMP CASINO HOLDINGS, L.L.C.

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

TRUMP CASINO HOLDINGS, L.L.C.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	December 31, 2003	September 30, 2004
		(unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$34,817	$49,713
Receivables, net	12,438	10,838
Inventories	3,322	2,885
Prepaid expenses and other current assets	3,364	4,093

Total current assets	53,941	67,529

PROPERTY AND EQUIPMENT, NET	508,166	498,459
INVESTMENTS IN BUFFINGTON HARBOR RIVERBOATS, L.L.C.	29,743	28,384
DEFERRED BOND AND LOAN ISSUANCE COSTS, NET	19,531	17,097
OTHER ASSETS	21,779	26,529

Total assets	$633,160	$637,998

LIABILITIES AND EQUITY

CURRENT LIABILITIES
Current maturities of long-term debt	$10,272	$8,870
Accounts payable and accrued expenses	46,743	42,448
Accrued income taxes	1,125	24,254
Due to affiliates	7,567	6,256
Accrued interest payable	5,665	22,886

Total current liabilities	71,372	104,714
LONG-TERM DEBT, LESS CURRENT MATURITIES	464,255	467,110
LONG-TERM DEBT, RELATED PARTIES	15,425	15,888
OTHER LONG-TERM LIABILITIES	1,803	1,313

Total liabilities	552,855	589,025

CAPITAL
Contributed capital	298,922	298,922
Accumulated deficit	(218,617)	(249,949)

Total capital	80,305	48,973

Total liabilities and capital	$633,160	$637,998

See accompanying notes.

TRUMP CASINO HOLDINGS, L.L.C.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2003	2004	2003	2004
REVENUES
Gaming	$103,026	$106,414	$299,930	$307,813
Rooms	5,967	6,168	16,394	16,506
Food and beverage	10,302	10,654	27,016	27,429
Management fees	839	1,672	2,988	6,161
Other	4,640	4,353	10,365	10,677

Gross revenues	124,774	129,261	356,693	368,586
Less-promotional allowances	22,553	23,518	64,010	65,510

Net revenues	102,221	105,743	292,683	303,076

COSTS AND EXPENSES
Gaming	50,025	50,514	146,121	147,308
Rooms	1,639	1,720	4,822	4,865
Food and beverage	4,542	4,448	11,453	11,178
General and administrative	22,925	22,041	67,146	67,796
General and administrative - related party	839	966	4,818	3,250
Debt renegotiation costs	—	857	401	857
Depreciation and amortization	7,737	7,528	22,086	22,108

	87,707	88,074	256,847	257,362

Income from operations	14,514	17,669	35,836	45,714

NON-OPERATING INCOME (EXPENSE)
Interest income	43	93	657	158
Interest expense	(16,658)	(17,926)	(47,935)	(52,133)
Interest expense - related party	(664)	(747)	(7,595)	(2,177)
Gain on debt retirement, net	—	—	7,931	—
Other non-operating income (expense)	—	(16)	(20)	609

Non-operating expense, net	(17,279)	(18,596)	(46,962)	(53,543)

Loss before income taxes and equity in loss from Buffington Harbor, LLC	(2,765)	(927)	(11,126)	(7,829)
Equity in loss from Buffington Harbor, LLC	(625)	(204)	(1,855)	(1,430)
Provision for income taxes	(388)	(1,855)	(988)	(22,073)

Net loss	$(3,778)	$(2,986)	$(13,969)	$(31,332)

See accompanying notes.

TRUMP CASINO HOLDINGS, L.L.C.

CONDENSED CONSOLIDATED STATEMENTS OF CAPITAL/(DEFICIT)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004

(unaudited)

(in thousands)

	Contributed Capital	Accumulated Deficit	Total
Balance at December 31, 2003	$298,922	$(218,617)	$80,305
Net loss	—	(31,332)	(31,332)

Balance at September 30, 2004	$298,922	$(249,949)	$48,973

See accompanying notes.

TRUMP CASINO HOLDINGS, L.L.C.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	For the Nine Months Ended September 30,
	2003	2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(13,969)	$(31,332)
Adjustments to reconcile net loss to net cash flows provided by operating activities -
Depreciation and amortization	22,086	22,108
Non cash gain on debt refinancing, net	(7,931)	—
Issuance of PIK debt in satisfaction of accrued interest	10,478	2,005
Equity in loss from Buffington Harbor, L.L.C.	1,855	1,430
Accretion of bond discount	2,856	1,683
Amortization of loan costs	2,653	2,346
Provision for losses on receivables	1,313	1,262
Valuation allowance - CRDA investments	1,640	837
(Increase) decrease in receivables	(994)	338
Decrease in inventories	112	437
Decrease (increase) in prepaid expenses and other current assets	123	(732)
Increase in other assets	(2,593)	(5,029)
Decrease in due to affiliates	(1,814)	(1,311)
Increase in current liabilities	689	35,901
Decrease in other long-term liabilities	(2,815)	—

Net cash flows provided by operating activities	13,689	29,943

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment, net	(5,776)	(4,612)
Other	318	(71)
Purchases of CRDA investments, net	(2,035)	(2,511)

Net cash flows used in investing activities	(7,493)	(7,194)

CASH FLOWS FROM FINANCING ACTIVITIES
Distribution to parent company	(101,931)	—
Payment of long-term debt	(355,765)	(7,853)
Proceeds from additional borrowings, net	468,036	—
Loan costs on additional borrowings	(19,725)	—

Net cash flows used in financing activities	(9,385)	(7,853)

Net increase in cash and cash equivalents	(3,189)	14,896
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	33,917	34,817

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$30,728	$49,713

SUPPLEMENTAL INFORMATION:
Cash paid for interest	$43,364	$31,054

Cash paid for income taxes	$—	$263

Equipment purchased under capital leases	$10,541	$6,081

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

On March 25, 2003, TCH was capitalized. Simultaneously, Marina Associates, Trump Marina, Inc., Trump Indiana, Trump Indiana Realty, THCR Management and Trump 29 Services became wholly-owned subsidiaries of TCH. As a result of this reorganization, the accompanying condensed consolidated financial statements present the condensed consolidated financial statements of TCH and its subsidiaries as of December 31, 2003 and September 30, 2004, and for each of the three and nine months in the period ended September 30, 2003 and 2004.

Marina Associates owns and operates Trump Marina Hotel Casino (“Trump Marina”), a casino hotel located in the marina district of Atlantic City, New Jersey (the “Marina District”). Trump Indiana owns and operates Trump Casino Hotel, a riverboat gaming facility operating in Buffington Harbor, in Gary, Indiana (the “Trump Indiana Riverboat”). THCR Management is the sole member of Trump 29 Services. Trump 29 Services manages the day-to-day operations of Trump 29 Casino (“Trump 29”) located in Coachella Valley, California (near Palm Springs) pursuant to a five-year management agreement (the “Trump 29 Management Agreement”) commencing on April 16, 2002, between Trump 29 Services and Twenty-Nine Palms Enterprises Corporation, a corporation wholly-owned by the Twenty-Nine Palms Band of Luiseno Mission Indians, a federally recognized Native American Tribe and the owner of Trump 29 Casino (the “Tribe”). Trump Marina, Inc. is the general partner of Marina Associates. Trump Indiana Realty has no material assets or operations. At September 30, 2004, THCR Management has no assets or operations, other than Trump 29 Services.

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

The Company has incurred recurring operating losses which totaled $22.1 million, $15.7 million and $27.1 million for the years ended December 31, 2001, 2002 and 2003, respectively, and $31.3 million for the nine months ended September 30, 2004. The Company had a working capital deficit of $37.2 million at September 30, 2004. The recurring operating losses are primarily the result of substantial debt service obligations on outstanding indebtedness. For the year ending December 31, 2004, the Company’s debt service obligation is expected to be approximately $70 million. Additionally, the Company has experienced increased competition and other challenges in its markets. The Company’s liquidity situation continues to be constrained, due to the Company’s diminished cash flows, increased trade payables, limited capacity to raise additional capital and minimal cash reserves beyond those required to fulfill gaming regulatory requirements. Due to these factors, the Company has not been able to expand its operations or reinvest in the maintenance of its owned properties at desired levels. Furthermore, the Company does not currently have any short-term borrowing capacity available. Although the Company anticipates that it will have sufficient funds on hand to provide for the scheduled debt service obligations on its outstanding indebtedness during 2004, there can be no assurances such funds will be available if the Recapitalization Plan (as defined) is not consummated. Additionally, there can be no assurance that THCR will have funds available to provide for scheduled debt service obligations on its consolidated indebtedness and the impact, if any, on the Company if such funds were insufficient.

TRUMP CASINO HOLDINGS, L.L.C.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

To address these factors, management and the board of directors of THCR reviewed various financing and restructuring alternatives, including the previously announced potential recapitalization transaction that contemplated an equity investment in THCR by DLJ Merchant Banking Partners III, L.P. (“DLJMB”) and Mr. Trump and a restructuring of the debt securities of THCR’s subsidiaries (the “DLJMB Transaction”). Although, in connection with the DLJMB Transaction, THCR held discussions with a committee comprised of holders of the Company’s notes, no agreement was then arrived at with such committee. On September 22, 2004, by mutual agreement, THCR and DLJMB announced that they had terminated discussions regarding the DLJMB Transaction. After the termination of this proposal, THCR continued to pursue other potential transactions, including debt restructuring and recapitalization alternatives with certain of its debt holders and/or the sale of certain assets.

As discussed in Note 11, on October 21, 2004, THCR announced that THCR, TCH, Trump Atlantic City Associates (“TAC”, an affiliate of TCH), Mr. Trump and holders of approximately 57% of the Trump Atlantic City Associates’ 11.25% First Priority Mortgage Notes due 2006 (the “Trump AC Mortgage Notes” and, such holders, the “TAC Note Group”) and approximately 68% and 81% of the Company’s 11.625% First Priority Mortgage Notes (the “TCH First Priority Mortgage Notes”) and 17.625% Second Priority Mortgage Notes ( the “TCH Second Priority Mortgage Notes”), respectively, (collectively, the “TCH Notes,” and such holders, the “TCH Note Group”) have entered into a restructuring support agreement (the “Support Agreement”) in connection with the recapitalization of THCR and its subsidiaries pursuant to a negotiated plan of reorganization (the “Plan”). The term sheet appended to the Support Agreement contemplates, among other things, a restructuring of THCR’s approximately $1.8 billion aggregate principal amount of public indebtedness, including a reduction in the principal amount thereof to approximately $1.25 billion, and a reduction of the weighted average rate of interest thereon from approximately 12% per annum to 8.5% per annum, representing an estimated annual interest expense savings of approximately $98 million (excluding any interest related to borrowings on the $500 million Financing). The Plan also permits an exit financing of up to $500 million, secured by a first priority lien on substantially all of THCR’s assets (the “Financing”). This exit facility is expected to allow THCR to refurbish and expand its current properties and permit THCR to enter into new and emerging jurisdictions, among other uses.

THCR intends to implement the Plan through a voluntary chapter 11 proceeding. Under the Support Agreement, THCR is required to commence its case no later than November 29, 2004. If the Plan is not consummated, THCR will be required to seek alternative sources of financing to make its debt service, including interest payments on the TCH Notes. There can be no assurance that the general state of the economy, the status of the capital markets, generally, or the receptiveness of the capital markets to the gaming industry or to TCH and its subsidiaries, specifically, will be conducive to refinancing debt on reasonable terms, or at all.

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

Our business is seasonal in nature; therefore, results of operations for the three and nine months ended September 30, 2004 are not necessarily indicative of the operating results for a full year.

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

Included in the $96.9 million principal amount (including call premium) of THCR Holdings’ 15.5% Senior Notes due 2005 (“THCR Holdings Senior Notes”) purchased with the net proceeds of the TCH Notes Offering, $1.7 million principal amount of THCR Holdings Senior Notes were held by Mr. Trump. THCR Holdings also acquired an additional $15.0 million principal amount of THCR Holdings Senior Notes on the closing date of the TCH Notes Offering in a private transaction with Donald J. Trump. The purchase price of the aggregate $16.7 million principal amount of THCR Holdings Senior Notes acquired from Mr. Trump consisted of shares of stock of THCR valued at $15.0 million, plus a cash amount equal to $1.7 million, plus the applicable redemption premium of 2.583% (approximately $430,000) and accrued interest of approximately $0.7 million on the entire $16.7 million principal amount of THCR Holdings Senior Notes being sold by Mr. Trump.

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

In connection with the TCH Notes Offering, TCH recorded a net gain of $7,931,000 for the nine months ended September 30, 2003, which consists of a net gain of $10,451,000 on the retirement of the Trump’s Castle Funding’s 11.75% Mortgage Notes due 2003 (the “Castle Mortgage Notes”), and Trump’s Castle Funding’s 13.875% Pay-In-Kind Notes due 2005 (the “Castle PIK Notes”), the settlement of Trump Indiana’s interest swap for $851,000 and the write-off of unamortized loan costs of approximately $1,669,000.

Pursuant to the indentures governing the TCH Notes, the interest rate on TCH’s First Priority Mortgage Notes increases by 0.5% per annum if the First Priority Leverage Ratio for any fiscal year, commencing with the year ending December 31, 2003, exceeds 4.8 to 1.0, and by 1.0% per annum if the First Priority Leverage Ratio exceeds 5.3 to 1.0. Similarly, the rate of interest payable in cash on TCH’s Second Priority Mortgage Notes increases by 0.5% per annum or 1.0% per annum if the First Priority Leverage Ratio for any fiscal year, commencing with the year ending December 31, 2003, exceeds 4.8 to 1.0 or 5.3 to 1.0, respectively. For these purposes, the term “First Priority Leverage Ratio” for any year is defined generally as the ratio of (a) the total outstanding principal amount of TCH First Priority Mortgage Notes (plus other indebtedness, if any, ranking pari passu with TCH’s First Priority Mortgage Notes) as of December 31, of such year to (b) the Consolidated EBITDA of TCH without duplication, the sum of consolidated net income, plus consolidated income tax expense, plus consolidated depreciation and amortization expense, plus consolidated fixed charges and non-cash charges related to regulatory write-downs for the year.

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

Interest payments on the TCH Notes are payable on a semi-annual basis on March 15 and September 15. Pursuant to the terms of the indentures governing the TCH Notes, TCH has a 30-day grace period to make such payment. On October 14, 2004, TCH made the September interest payment on the TCH Notes within the 30-day grace period.

(3) Financial Information of Trump Casino Funding

Financial information relating to Trump Casino Funding is as follows:

	December 31, 2003	September 30, 2004
		(unaudited)
Assets:
TCH First Priority Mortgage Notes receivable, net of unamortized discount of $20,395,000 at December 31, 2003 and $18,712,000 at September 30, 2004	$404,605,000	$406,288,000
TCH Second Priority Mortgage Notes receivable	66,842,000	68,847,000

Total Assets	$471,447,000	$475,135,000

Liabilities:
TCH First Priority Mortgage Notes payable, net of unamortized discount of $20,395,000 at December 31, 2003 and $18,712,000 at September 30, 2004	$404,605,000	$406,288,000
TCH Second Priority Mortgage Notes payable	66,842,000	68,847,000

Total Liabilities	$471,447,000	$475,135,000

Statements of Operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2004	2003	2004
Interest Income	$15,740,000	$17,305,000	$32,502,000	$50,561,000
Interest Expense	15,740,000	17,305,000	32,502,000	50,561,000

Net Income	$—	$—	$—	$—

(4) Debt Renegotiation Costs

Debt renegotiation costs during 2003 represent the costs expensed in connection with debt refinancing efforts no longer pursued and transactional fees earned upon the successful completion of debt refinancing in 2003. Debt renegotiation costs in 2004 represent costs incurred in connection with the since terminated proposed capitalization of the Company by DLJMB. At September 30, 2004, the Company has also incurred approximately $4,880,000 of other costs directly associated with the recapitalization plan discussed in Note 11. Such amount has been classified in other assets on the September 30, 2004 balance sheet and will be recorded as a cost of the recapitalization plan when consummated, or expensed in the statement of operations if the recapitalization plan is abandoned.

TRUMP CASINO HOLDINGS, L.L.C.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

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

(6) Other Assets

As previously disclosed, Trump Indiana was assessed a sales and use tax on the purchase of the Trump Indiana vessel. The Company made the payment on this assessment ($1,822,000) during the first quarter of 2002 in order to avoid incurring interest and penalties while Trump Indiana was appealing the assessment. The payment of $1,822,000 had been capitalized and classified in other assets as management believed the amount to be fully recoverable upon the settlement of the appeal. During the first quarter of 2004, the Indiana Tax Court ruled in favor of Trump Indiana as the Tax Court held that a boat assembled in Florida for use as a casino riverboat is not personal property and therefore not subject to sales and use taxation in Indiana. The Indiana Department of Revenue petitioned the matter for final review by the Indiana Supreme Court. On September 21, 2004, the Indiana Supreme Court overturned the Indiana Tax Court and ruled in favor of the Indiana Department of Revenue. As a result of this ruling, the Company transferred the $1,822,000 from other assets to fixed assets, as the tax was a cost of getting the asset ready for its intended use. Additionally, the Company recorded a charge to depreciation expense for the three months ended September 30, 2004 of approximately $500,000. This charge represents the cumulative depreciation as if the sales and use tax had been capitalized into the cost of the vessel when it was incurred.

(7) Trump 29 Services

Trump 29 Services operates Trump 29, a casino owned by the Tribe through its sole ownership of the Twenty-Nine Palms Enterprises Corporation, (“Twenty-Nine Palms”), pursuant to the Trump 29 Management Agreement. The term of the Trump 29 Management Agreement is five years and expires during April 2007. Commencing in April 2005, an affiliate of the Tribe has the option of buying-out Trump 29 Services from the Trump 29 Management Agreement for an early termination fee as defined in the Trump 29 Management Agreement. Pursuant to the Trump 29 Management Agreement, in consideration for the management services, Trump 29 Services receives an annual fee based on a percentage of Net Revenues (as defined in the Trump 29 Management Agreement) for each year of the term (the “Management Fee”). Subject to the rights of the Tribe’s lenders and payment of certain priority amounts under the Trump 29 Management Agreement, the Management Fee is payable monthly in amounts equal to the accrued Management Fee for the preceding month plus any accrued, unpaid amounts. Management Fee revenue was $2,988,000 and $6,161,000 for the nine month periods ended September 30, 2003 and 2004, respectively.

In the spring of 2004, Trump 29 Services applied to the Gaming Commission of the Tribe (the “Palms Commission”) for the renewal of Trump 29 Services’ gaming license (the “Trump 29 Gaming License”) which is required to be renewed every two years. The Palms Commission has expressed certain concerns regarding the renewal of the Trump 29 Gaming License which THCR believes are unfounded. The Palms Commission has set a mid-November 2004 date to commence the license renewal hearing. There can be no assurances that the Trump 29 Gaming License, which is required under Trump 29 Management Agreement for Trump 29 Services’ management of the day-to-day operations of Trump 29 Casino, will be renewed. In the event the Trump 29 Management Agreement were to be terminated for any reason, including the failure to renew the Trump 29 Gaming License, Trump 29 Services would cease to have the revenues from such agreement, which would adversely affect the liquidity of TCH.

TRUMP CASINO HOLDINGS, L.L.C.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

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

Selected financial information of BHR as of December 31, 2003 and September 30, 2004 and for the nine months ended September 30, 2003 and 2004 is as follows:

	December 31, 2003	September 30, 2004
Balance Sheet Information
Cash	$82,639	$343,343
Total current assets	$5,095,856	$2,500,605
Property, plant, and equipment, net	$61,881,975	$58,374,722
Total assets	$67,079,079	$60,973,394
Total current liabilities	$7,223,402	$4,720,595
Total liabilities	$7,611,893	$5,071,809
Total members’ equity	$59,467,186	$55,901,585

	Nine Months Ended September 30,
	2003	2004
Statements of Operations Information
Gross revenues	$10,276,367	$8,536,109
Net loss	$(3,589,216)	$(3,708,813)

TRUMP CASINO HOLDINGS, L.L.C.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

In September 2000, Buffington Harbor Parking Associates (“BHPA”) was formed as a joint venture between Trump Indiana and an affiliate of Majestic Star for the purpose of constructing and operating a parking garage. The estimated cost of the parking garage, including the land, was approximately $25,000,000. BHPA separately leases the parking garage to each of (i) Trump Indiana pursuant to a parking lease, dated June 19, 2001 (the “Trump Indiana Garage Lease”), and (ii) Majestic Star under a substantially identical lease agreement. The term of the Trump Indiana Garage Lease is until December 31, 2018. The initial rent installment, paid by Trump Indiana for the Trump Indiana Garage Lease, was approximately $8,800,000, which is being amortized on a straight-line basis over the term of the lease. In addition, Trump Indiana is obligated to pay BHPA a monthly rent equal to (i) 50% of BHPA’s debt service on the $17,100,000 financing (the “BHPA Financing”) to build the parking garage and (ii) 50% of any construction costs incurred by BHPA in excess of the net proceeds of the BHPA Financing. In the event either lessee defaults on its rental obligation under its garage lease with BHPA, the other party will be obligated to pay rent in an amount sufficient to satisfy 100% of BHPA’s debt service obligations on the BHPA Financing .

Selected financial information of BHPA as of December 31, 2003 and September 30, 2004 and for the nine months ended September 30, 2003 and 2004 are as follows:

	December 31, 2003	September 30, 2004
Balance Sheet Information

Assets
Current assets	$2,263,000	$1,791,000
Property and equipment	$34,889,000	$34,473,000
Other assets	$959,000	$862,000
Total assets	$38,111,000	$37,126,000

Liabilities and Equity
Current portion of long-term debt	$1,258,000	$1,258,000
Other current liabilities	$4,277,000	$3,011,000
Total current liabilities	$5,535,000	$4,269,000
Long-term debt	$17,310,000	$17,439,000
Deferred revenue - long-term	$16,349,000	$15,639,000
Members’ capital	$(1,083,000)	$(221,000)
Total liabilities and equity	$38,111,000	$37,126,000

	Nine Months Ended September 30,
	2003	2004
Statements of Operations Information
Revenues	$2,923,000	$3,582,000
Net income	$463,000	$369,000

TRUMP CASINO HOLDINGS, L.L.C.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

(9) Income Taxes

Income tax expense for the three and nine months ended September 30, 2003 and 2004 is comprised of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2004	2003	2004
Indiana state income taxes	$—	$915,000	$—	$20,958,000
New Jersey state income taxes	388,000	940,000	988,000	1,115,000

	$388,000	$1,855,000	$988,000	$22,073,000

Indiana Wagering Tax Add-Back

As previously disclosed, in 1999, the Indiana Department of Revenue (the “Department”) issued a Letter of Findings to an unaffiliated Indiana gaming company, which affects Indiana riverboat gaming companies, including Trump Indiana, to the effect that the Riverboat Wagering Tax (the “Tax”), a tax deducted in computing income subject to federal tax, is not deductible when computing Indiana adjusted gross income. The unaffiliated entity that received the Letter of Findings, with the assistance of the Indiana Casino Association, of which Trump Indiana is a member, contested the findings in the Indiana Tax Court on the basis that the Tax is an excise tax and, as such, should be excluded from Indiana’s add-back requirements (that is, it should be deducted in computing gross income for Indiana income tax purposes). In April 2004, the Indiana Tax Court found in favor of the Department. As a result of this ruling, the Company recorded an income tax provision of approximately $19,108,000 during the first quarter of 2004 for the cumulative amount of taxes due since inception at Trump Indiana as if state income taxes were computed by not deducting the Tax in calculating Indiana adjusted gross income. The members of the Indiana Gaming Association subsequently appealed the Indiana Tax Court’s decision to the Indiana Supreme Court. The Indiana Supreme Court refused, however, to grant review of the Indiana Tax Court’s decision. In October 2004, Trump Indiana received a notification from the Department assessing approximately $17 million through 2002 in respect of this tax (the “Tax Assessment”). The total amount of the estimated tax due and accrued on the balance sheet at September 30, 2004 is approximately $20,958,000.

Although the Company accrued the liability associated with the Tax, it does not have the cash on hand to provide for the payment in full of the Tax Assessment and any associated interest and penalties. Trump Indiana has met with representatives of the Department regarding a payment schedule for the Tax Assessment. If the Company is unable to arrive at a satisfactory payment schedule with the Department for the Tax Assessment, the Company will consider other alternatives to address this problem.

New Jersey State Income Taxes

New Jersey state income taxes represent taxes as computed under the alternative minimum method in calculating state income taxes and the New Jersey Profits Tax in the amount of $852,000 and $263,000 for the nine months ended September 30, 2004 and $900,000 and $88,000 for the nine months ended September 30, 2003, respectively.

TRUMP CASINO HOLDINGS, L.L.C.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

(10)	N.J.S.E.A. Subsidy Agreement

On April 12, 2004, the twelve Atlantic City casino properties, including Trump Marina, executed an agreement with the New Jersey Sports & Exposition Authority (“NJSEA”) and the New Jersey Casino Reinvestment Development Authority (“CRDA”) to, among other things, enhance purses, fund breeders’ awards, and establish account wagering at New Jersey horse racing tracks (“NJSEA Subsidy Agreement” or “Agreement”).

The Agreement provides that the casinos, pro rata according to their gross revenues, shall: (a) pay $34 million to the NJSEA in cash, in four yearly payments through October 15, 2007 and donate $52 million to the NJSEA from the regular payment of their CRDA obligations for use by the NJSEA through 2008 to enhance such purses, fund such breeders’ awards, and establish such account wagering; and (b) donate $10 million from the regular payment of their CRDA obligations for use by the CRDA as grants to such other North Jersey projects as the CRDA shall determine. The $62 million donation of CRDA obligations is conditioned upon the timely enactment and funding of the Casino Expansion Fund Act. Marina Associates has estimated its portion of the industry obligation at approximately 5.0%.

The Agreement also anticipated that legislation to establish and fund a $62 million Casino Expansion Fund would be effective by December 1, 2004 and that the fund will be administered by the CRDA and made available pro rata to each casino for the use in expanding its casino hotel facility in the amounts and at the times it makes its donation payments to the CRDA (“Casino Expansion Fund Act”). The Agreement further provides for a moratorium until January 2009, which casinos may enforce by court injunction, on the conduct of “casino gaming” at any New Jersey racetrack (unless casinos controlling a majority of the hotel rooms controlled by the casinos in Atlantic City otherwise agree) and a moratorium until January 2006 on the authorization of “casino gaming” at any New Jersey racetrack, the violation of which would terminate the Agreement and all further payments to the NJSEA and require the NJSEA to return all undistributed cash and the CRDA to return all undistributed donated CRDA obligations to the casinos. The Agreement also grants a license through August 2008 for the display, at no cost to the casino industry, of messages promoting Atlantic City in prominent locations at NJSEA’s Meadowlands and Monmouth racetracks.

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

The New Jersey Legislature enacted a law effective June 30, 2004 which: (a) establishes the Atlantic City Expansion Fund, identifies the Casino Hotel Room Occupancy Fee as its funding source, and directs the CRDA to provide the Atlantic City Expansion Fund with $62 million and to make same available to each casino licensee for investment in an eligible project which increases the number of hotel rooms in its casino hotel facility; and (b) fully phases out the 4.25% tax on casino complimentaries as of July 1, 2009.

(11) Subsequent Events

Recapitalization Plan. As previously disclosed, in the first quarter of 2004, THCR and certain of its subsidiaries entered into various agreements with DLJMB in connection with a proposed recapitalization of THCR. Although, in connection with the DLJMB Transaction, THCR held discussions with a committee comprised of holders of the TCH Notes, no agreement was then arrived at with such committee. On September 22, 2004, by mutual agreement, THCR and DLJMB announced that they had terminated discussions regarding the DLJMB Transaction. After the termination of this proposal, THCR continued to pursue other potential transactions, including debt restructuring and recapitalization alternatives with certain of its debt holders and/or the sale of certain assets.

TRUMP CASINO HOLDINGS, L.L.C.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

On October 21, 2004, THCR issued a press release and filed a Current Report on Form 8-K with the SEC announcing that THCR, TAC, the Company, Mr. Trump, the TAC Note Group and the TCH Note Group have entered into the Support Agreement in connection with the Plan. The Support Agreement provides for, among other things, a restructuring of THCR’s approximately $1.8 billion aggregate principal amount of public indebtedness, including a reduction in the principal amount thereof to approximately $1.25 billion, and a reduction of the weighted average rate of interest thereon from approximately 12% per annum to 8.5% per annum, representing an estimated annual interest expense savings of approximately $98 million (excluding any interest related to borrowings on the $500 million Financing). The Support Agreement and attached term sheet, which include certain terms of the Plan, was filed as an exhibit to the Company’s Form 8-K.

As part of the Plan, Mr. Trump would invest approximately $71.4 million in the recapitalized company, $55 million of which would be in the form of cash and the remainder of which would be in the form of a contribution of approximately $16.4 million principal amount of TCH Second Priority Mortgage Notes owned by him (at 90% of the face amount thereof). Upon the consummation of the Plan, Mr. Trump will beneficially own 26.2% of THCR’s common stock (and/or common stock equivalents) on a fully-diluted basis, consisting of (i) 9.12% in return for Mr. Trump’s $55.0 million cash investment; (ii) 2.44% in return for Mr. Trump’s contribution of approximately $16.4 million principal amount of TCH Second Priority Mortgage Notes; (iii) 0.08% in return for all accrued interest on Mr. Trump’s TCH Second Priority Mortgage Notes; (iv) 11.02% in return for Mr. Trump granting a perpetual, royalty-free trademark license to THCR and for terminating his current trademark license agreement and executive services agreement with THCR; (v) 0.06% representing his existing equity interests after dilution upon the issuance of THCR’s new common stock; and (vi) 3.5% issuable upon the exercise of warrants to be issued to Mr. Trump upon the consummation of the Plan, having an exercise price equal to 1.5 times the investment price and a ten-year term. Mr. Trump would also receive a parcel of land owned by THCR in Atlantic City, New Jersey constituting the former World’s Fair site, which may be developed for non-gaming related use, and THCR’s 25% interest in the Miss Universe pageant. In addition, THCR would enter into a renewable three-year development agreement with Mr. Trump pursuant to which The Trump Organization would have the right of first offer to serve as THCR’s general contractor, on commercially reasonable arm’s length terms, with respect to construction and development projects for casinos and casino hotels and related lodging at THCR’s existing and future properties. Mr. Trump will enter into a new services agreement (the “Services Agreement”) having a three-year rolling term and pursuant to which Mr. Trump will be paid $2.0 million per year, plus a discretionary annual bonus and reasonable and accountable expenses incurred in connection with the Services Agreement.

Under the Plan, the holders of the Trump AC Mortgage Notes and the unaffiliated holders of the TCH Notes would exchange their notes (approximately $1.8 billion aggregate principal amount) for an aggregate of approximately $24 million in cash, an aggregate of $1.25 billion principal amount of a new series of 8.5% senior second priority mortgage notes with a ten-year maturity, secured by a lien on substantially all of THCR’s assets (the “New Notes”) and approximately $395 million of common stock of THCR valued at the same per share purchase price as Mr. Trump’s investment (assuming the unaffiliated stockholders of THCR fully exercise the stockholder warrants discussed below). In addition, THCR’s unaffiliated common stockholders would receive one year warrants to purchase up to 8.33% of the fully-diluted common stock of the recapitaized company at a per share purchase price based on an assumed pro forma total equity value of the recapitalized company of approximately $582.3 million. The proceeds of such warrant exercise, and any shares reserved for issuance of such warrants that have not been exercised, would be distributed to holders of Trump AC Mortgage Notes after the expiration of the exercise period for such warrants. The Plan also permits up to $100 million of interim financing during the pendency of the chapter 11 proceedings, secured by a first priority lien on substantially all THCR’s assets, which would rank senior in right of payment to the liens securing the Trump AC Mortgage Notes and the TCH Notes. In addition, the Plan permits exit financing up to $500 million, secured by a first priority lien on substantially all of THCR’s assets, which is expected to allow THCR to refurbish and expand its current properties and permit THCR to enter into new and emerging jurisdictions, among other uses.

THCR intends to commence its case by November 29, 2004 and expects, but cannot ensure that, the definitive plan contemplated by the Plan will be consummated in the second quarter of 2005. THCR intends to maintain its current level of operations during the proceedings, expects that its patrons and vendors would experience no change in the way THCR does business with them, and anticipates that the proposed plan of reorganization would not impair critical trade creditor claims.

TRUMP CASINO HOLDINGS, L.L.C.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

Although the TAC Note Group and the TCH Note Group have agreed in principle to support the Plan, such support does not constitute their official approval of a definitive plan of reorganization that is anticipated to be proposed by THCR. Such approval can be obtained only after a court approved plan disclosure document is distributed to persons entitled to vote on the Plan.

The consummation of the Plan is subject to a number of conditions that are discussed below in Item 2, the satisfaction of which cannot be assured. There can be no assurances that the Plan will be officially proposed as described herein or approved or consummated.

Management Changes. THCR issued a press release on October 28, 2004, and filed a Form 8-K with the SEC on November 1, 2004, announcing, among other things, that Scott C. Butera was appointed as THCR’s President and Chief Operating Officer, which appointment will be effective upon receiving the required regulatory approval.

Morgan Stanley. On October 26, 2004, THCR announced that it has retained Morgan Stanley & Co. Incorporated as the joint book-runner and co-lead manager of a proposed $500 million financing that is expected to be consummated as part of the Plan (the “Financing”). Proceeds from the Financing, which will be secured on a first priority lien on substantially all of THCR’s assets, including TCH, are expected to fund immediate capital improvements, as well as certain expansion projects, at THCR’s current properties, including the TCH properties. The Financing would also provide financial resources for THCR to potentially invest in additional jurisdictions. UBS Investment Bank, THCR’s exclusive financial advisor in connection with the Plan, is expected to joint lead the Financing.

Beal Bank. THCR issued a press release on November 1, 2004, and filed a Form 8-K on November 4, 2004, announcing that it has selected Beal Bank as the sole lead arranger of the $100 million interim financing (“Interim Financing”) which is expected to be funded as part of the Plan. Proceeds from the Interim Financing, which will be secured by a lien on substantially all of THCR’s assets, are expected to be used to fund certain business costs, including capital expenditures, wages, trade and vendor contracts, and leases.

Labor Negotiations. On November 9, 2004, United Here H.E.R.E. Local 54, AFL-CIO (“Local 54,” formerly the Hotel Employees & Restaurant Employees International Union) voted to approve a new five-year collective bargaining agreement with each of THCR’s Atlantic City properties, including Trump Marina. The prior collective bargaining agreement had expired on September 14, 2004. The new collective bargaining agreement will expire on September 14, 2009.

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

The consummation of the Plan is subject to a number of conditions, the satisfaction of which cannot be assured, including, among other things, the negotiation of the investment agreement and other documentation relating to THCR’s arrangements with Donald J. Trump; THCR’s ability to obtain the required consent of noteholders and other constituencies; substantial deterioration of the Company’s and THCR’s base business and cash flows; court approval of the petitioner’s first day papers and other motions presented by it from time to time; the ability of the petitioners to develop, prosecute, confirm and consummate one or more plans of reorganization (or any significant delay with respect thereto); the risk that certain parties may challenge the enforceability of the Support Agreement in connection with the chapter 11 proceedings; risks associated with third parties seeking and obtaining court approval to terminate or shorten the exclusivity period for the petitioners to propose and confirm one or more plans of reorganization, or for the appointment of a trustee or to convert the case to a chapter 7 case; the ability of the Company and THCR to continue as a going concern; the ability of the Company and THCR to obtain trade credit, and shipments and terms with vendors and service providers for current orders; the Company’s and THCR’s ability to maintain contracts that are critical to its operations; the ability to fund and execute its business plan; the ability to attract, retain and compensate key executives and associates; and the ability of the Company and THCR to attract and retain customers; licenses and approvals under applicable laws and regulations, including gaming laws and regulations; adverse outcomes of pending litigation or the possibility of new litigation; changes in the competitive climate in which the Company and THCR operate; or a broad downturn in the economy as a whole. Accordingly, there can be no assurance that the Plan will be consummated on the terms as proposed, or at all.

These and other factors, including the terms of any reorganization plan ultimately confirmed, can affect the value of the Company’s assets, liabilities, common stock and debt securities. No assurances can be given as to what values, if any, might be ascribed to such assets or liabilities or recovered by debt or equity holders in a chapter 11 case. A plan of reorganization could result in holders of THCR’s common stock receiving no value for their interests or more value than that proposed. Because of such possibilities, the value of THCR’s common stock is highly speculative. We urge that appropriate caution be exercised in making investment decisions regarding the Company’s securities.

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

Overview

The Company has incurred recurring operating losses, which totaled $15.7 million and $27.1 million for the years ended December 31, 2002 and 2003, respectively, and $31.3 million for the nine months ended September 30, 2004. The Company had a working capital deficit of $37.2 million at September 30, 2004. The recurring operating losses are primarily the result of substantial debt service obligations on outstanding indebtedness. The Company’s aggregate debt service obligation is expected to be approximately $70 million in 2004.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)

Additionally, the Company has experienced increased competition and other challenges in its markets. The Company’s liquidity situation continues to be constrained, due to the Company’s diminished cash flows, increased trade payables, limited capacity to raise additional capital and minimal cash reserves beyond those required to fulfill gaming regulatory requirements. Due to these factors, the Company has not been able to reinvest in the maintenance of its owned properties at desired levels or expand its operations. Furthermore, the Company does not currently have any short-term borrowing capacity available. Although the Company anticipates that it will have sufficient funds on hand to provide for the scheduled debt service obligations on its outstanding indebtedness during 2004, there can be no assurances such funds will be available if it does not undertake reorganization proceedings.

Recapitalization Plan

On September 22, 2004, by mutual agreement, THCR and DLJMB announced that they had terminated discussions regarding the DLJMB Transaction. After the termination of the DLJMB Transaction, THCR continued to pursue other potential transactions, including debt restructuring and recapitalization alternatives with certain of its debt holders and/or the sale of certain assets.

On October 21, 2004, THCR issued a press release and filed a Current Report on Form 8-K with the SEC announcing that THCR, TAC, the Company, Mr. Trump, the TAC Note Group and the TCH Note Group have entered into the Support Agreement. The Support Agreement is an agreement in principle to support the Plan described below in a pre-negotiated chapter 11 proceeding that, if consummated, would result in the Trump AC Mortgage Notes and TCH Notes being exchanged for an aggregate of $1.25 billion principal amount of New Notes, and cash and common stock of the recapitalized company as described below. The New Notes would bear interest at the rate of 8.5% per annum, have a ten-year maturity and would be senior obligations of the issuer, guaranteed by substantially all of THCR’s operating subsidiaries and secured by a lien on substantially all of such operating subsidiaries’ assets, subject to a first priority lien securing the $500 million Financing.

If the Plan is successfully completed, THCR expects to achieve:

•	a reduction of total publicly-traded indebtedness from approximately $1.8 billion to approximately $1.25 billion;

•	a reduction in average interest rates on THCR’s publicly-traded indebtedness from a weighted average rate of approximately 12% to 8.5% per annum;

•	a reduction in annual cash interest expense of approximately $98 million (excluding any interest related to borrowings on the $500 million Financing);

•	an extension of the maturity of THCR’s publicly-traded indebtedness to ten years;

•	the ability to utilize the $500 million Financing for deferred capital expenditures and future expansions at THCR’s properties;

•	significant liquidity to support growth in additional gaming jurisdictions and the ability to expand THCR’s brand on a global basis; and

•	streamlining the public indebtedness of THCR’s subsidiaries into a consolidated single issuer of publicly-traded debt.

Under the terms of the Plan contemplated by the Support Agreement, holders of the Trump AC Mortgage Notes would exchange their notes, now approximately $1.3 billion aggregate principal amount, for approximately $777.3 million aggregate principal amount of the New Notes, approximately $50 million in cash, and (assuming that the unaffiliated stockholders of the recapitalized company exercise the warrants discussed below in full) approximately

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)

$384.3 million of common stock of the recapitalized company (approximately 64% of the common shares of the recapitalized company, on a fully-diluted basis (excluding shares to be reserved for management incentive plans and certain warrants)). The value for the common stock of the recapitalized company is based on an assumed pro forma total equity value of the recapitalized company of approximately $582.3 million. This assumed pro forma equity value is not determined in accordance with generally accepted accounting principles and is not a guarantee or forecast of predicted value of the recapitalized company.

The holders of the TCH First Priority Mortgage Notes, approximately $425.0 million accreted aggregate principal amount at September 30, 2004, would exchange their TCH First Priority Mortgage Notes for approximately $425.0 million aggregate principal amount of the New Notes, $21.5 million in cash and $8.5 million (based on the assumed pro forma value discussed above) of common stock of the recapitalized company (approximately 1.41% of the common shares of the recapitalized company, on a fully-diluted basis (excluding shares to be reserved for management incentive plans and certain warrants)).

The unaffiliated holders of the TCH Second Priority Mortgage Notes, approximately $53.0 million accreted aggregate principal amount at September 30, 2004, would exchange their notes for approximately $47.7 million aggregate principal amount of New Notes, $2.3 million in cash and approximately $2.1 million of common stock (based on an assumed pro forma value of the recapitalized company described above) of the recapitalized company (approximately 0.36% of the primary common shares of the recapitalized company (excluding shares to be reserved for management incentive plans and certain warrants)).

In addition, the unaffiliated holders of the Trump AC Mortgage Notes and the TCH Notes would receive certain accrued interest as set forth on the term sheet attached to the Support Agreement.

THCR’s existing common stockholders (excluding Mr. Trump) will receive nominal amounts of common stock in the recapitalized company (approximately 0.05% of the amount originally outstanding). In addition, all existing options and warrants to acquire common stock of THCR or in its affiliates will be cancelled. THCR’s unaffiliated common stockholders would also receive one year warrants to purchase shares of common stock of the recapitalized company (up to 8.33%), on a fully-diluted basis at a per share purchase price based upon the pro forma value discussed above.

Assuming complete exercise of such warrants, existing unaffiliated common stockholders would pay $50.0 million for approximately 8.33% of the fully-diluted common stock of the recapitalized company. Proceeds from the exercise of the warrants, and any shares reserved for issuance of such warrants that have not been exercised, will be distributed to the holders of the Trump AC Mortgage Notes, as described above. The rights to purchase new shares of common stock in the recapitalized company will be implemented through the issuance of warrants on the date that the Plan of reorganization is consummated.

As part of the Plan, Mr. Trump would:

•	invest up to $71.4 million in the equity of the recapitalized company and/or its holding subsidiary, $55 million in cash and the balance through the contribution of conversion of approximately $16.4 million aggregate principal amount of the TCH Second Priority Mortgage Notes owned by him;

•	enter into a services agreement and terminate his existing executive agreement; and

•	grant to the recapitalized company a perpetual and exclusive worldwide trademark license to use his name and likeness and all related marks and intellectual property rights currently licensed to THCR in connection with any casino and gaming activities, subject to customary terms and conditions, and terminate his existing trademark license agreement with THCR.

Upon the consummation of the Plan, Mr. Trump will beneficially own 26.2% of THCR’s common stock (and/or common stock equivalents) on a fully-diluted basis, consisting of (i) 9.12% in return for Mr. Trump’s $55.0 million cash investment; (ii) 2.44% in return for Mr. Trump’s contribution of approximately $16.4 million principal amount of TCH

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)

Second Priority Mortgage Notes; (iii) 0.08% in return for all accrued interest on Mr. Trump’s TCH Second Priority Mortgage Notes; (iv) 11.02% in return for Mr. Trump granting a perpetual, royalty-free trademark license to THCR and for terminating his current trademark license agreement and executive services agreement with THCR; (v) 0.06% representing his existing equity interests after dilution upon the issuance of THCR’s new common stock; and (vi) 3.5% issuable upon the exercise of warrants to be issued to Mr. Trump upon the consummation of the Plan, having an exercise price equal to 1.5 times the investment price and a ten-year term. Mr. Trump would also receive a parcel of land owned by THCR in Atlantic City, New Jersey constituting the former World’s Fair site, which may be developed for non-gaming related use, and THCR’s 25% interest in the Miss Universe pageant. In addition, the recapitalized company would enter into a renewable three-year development agreement with Mr. Trump pursuant to which The Trump Organization would have the right of first offer to serve as THCR’s general contractor, on commercially reasonable arm’s length terms, with respect to construction and development projects for casinos and casino hotels and related lodging at THCR’s existing and future properties. Mr. Trump will enter into a new services agreement having a three-year rolling term and pursuant to which Mr. Trump will be paid $2.0 million per year, plus a discretionary annual bonus and reasonable and accountable expenses incurred in connection with the Services Agreement.

The recapitalized company’s Board of Directors will consist of nine members. Initially, the TAC Note Group will designate five directors (the “Class A Directors”), and Mr. Trump will designate three. The TAC Note Group and Mr. Trump will jointly select one independent director (as defined by the New York Stock Exchange and Securities and Exchange Commission). It is anticipated that each of the Class A Directors will also be independent. However, subject to regulatory approval, one or more of the holders of the TAC Notes may decide to serve as a Class A Director. The Plan contemplates that Mr. Trump will enter into a voting agreement which will provide for the continued election of the initial Class A Directors (and any person selected to fill a vacancy) for a mutually agreeable period. Vacancies among the Class A Directors will be filled by the remaining Class A Directors or by a mechanism approved by the gaming regulators. The Class A Directors will make up a majority of each committee of the recapitalized company’s Board of Directors, and Mr. Trump may be a member of each of the committees, excluding the compensation committee and audit committee which must be comprised solely of independent directors under the New York Stock Exchange’s governance requirements. Mr. Trump may serve as a member of the Board of Directors as long as he continues to be engaged by THCR pursuant to his new Services Agreement. The number of directors that Mr. Trump will be able to nominate to the Board will be subject to adjustment based on his respective ownership of the recapitalized company’s common stock at any given time. Senior management of the recapitalized company will be selected by the Board of Directors by a simple majority vote at which a quorum is present. Any decision by the recapitalized company’s Board of Directors to sell one or more of THCR’s current properties will require the approval of a majority of directors, including the affirmative vote of Mr. Trump, if he is a director at the time, and at least one of his board designees. Mr. Trump’s written approval will be required in the event Mr. Trump is not a director at the time such decision is made as long as he beneficially owns not less than a certain agreed upon percentage of common stock or common stock equivalents; provided, however, that the recapitalized company may, in its sole discretion, indemnify Mr. Trump for adverse tax consequences to him as a result of such a sale.

Under the Support Agreement, THCR is required to commence its case by November 29, 2004. THCR anticipates, but cannot ensure, that the definitive plan of reorganization contemplated by the proposed recapitalization plan will be consummated in the second quarter of 2005.

The consummation of the Plan is subject to a variety of conditions discussed below. The Company intends to maintain its current level of operations during the pendency of the proceedings, expects that its patrons and vendors would experience no change in the way the Company does business with them, and anticipates that the proposed plan of reorganization would not impair critical trade creditor claims. On November 1, 2004, THCR issued a press release announcing that it has selected Beal Bank as the sole lead arranger of the $100 million interim financing (“Interim Financing”) which is expected to be funded as part of the Plan. Proceeds from the Interim Financing, which will be secured by a lien on substantially all of the assets of THCR’s operating subsidiaries, are expected to be used to fund certain business costs, including capital expenditures, wages, trade and vendor contracts and leases.

Although the TAC Note Group and the TCH Note Group have agreed in principle to support the Plan, such support does not constitute their official approval of the definitive plan of reorganization that is anticipated to be proposed by THCR after a chapter 11 proceeding is commenced. Such approval can be obtained only after a court approved plan disclosure document is distributed to persons entitled to vote on the definitive plan.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)

As discussed above, the consummation of the Plan is subject to a number of conditions, the satisfaction of which cannot be assured, including, among other things, the negotiation of an indenture governing the New Notes, the documentation relating to THCR’s proposed arrangements with Mr. Trump and a definitive plan of reorganization. The definitive plan of reorganization would also be subject to obtaining applicable governmental approvals, including court confirmation of the plan of reorganization and approval of the related solicitation materials and gaming regulatory authority approvals. The definitive terms and conditions of the plan of reorganization would be outlined in a disclosure statement that would be sent to security holders and creditors entitled to vote on the definitive plan of reorganization. There can be no assurances that the Plan will be officially proposed as described herein, approved or consummated.

None of the securities proposed to be issued in connection with the Plan (including the New Notes and shares referenced herein) have been registered under the Securities Act of 1933, as amended (the “Securities Act”), or any state securities laws and unless so registered, may not be offered or sold in the United States except pursuant to an exemption from, or in a transaction not subject to, the registration requirements of the Securities Act and applicable state securities laws. None of the Support Agreement, the term sheet attached thereto or press release issued by THCR constitutes an offer to sell or the solicitation of offers to buy any security or constitute an offer, solicitation or sale of any security in any jurisdiction in which such offer, solicitation or sale would be unlawful.

On October 21, 2004, the Company filed a Current Report on Form 8-K with the SEC and furnished as exhibits to the report the Support Agreement (including the term sheet provided to certain noteholders, and Mr. Trump).

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

TCH has substantial indebtedness and associated interest expense. At September 30, 2004, our consolidated long-term debt was approximately $510.6 million. The TCH Notes are guaranteed by Marina Associates, Trump Indiana and Trump 29 Services and are secured by substantially all of the fixed and other assets of such entities on a first priority basis. Management believes that this indebtedness and associated interest expense hinders the Company’s ability to reinvest in the maintenance of its owned properties at desired levels.

THCR is pursuing the Plan which is intended to reduce debt and provide capital, the completion of which cannot be assured.

The consummation of the Plan is subject to a number of conditions, the satisfaction of which cannot be assured, including, among other things, the negotiation and performance of definitive transaction documents in connection with the proposed restructuring, including documents pertaining to the Interim Financing and Financing; THCR’s ability to obtain the required consents of noteholders and other constituencies to carry out the proposed Plan; substantial deterioration of the Company’s and THCR’s base business and cash flows; the negotiation of the potential arrangements with Donald J. Trump in connection with the proposed restructuring; court approval of the petitioner’s first day papers and other motions presented by it from time to time; the ability of the Company and THCR to develop, prosecute, confirm and consummate one or more plans of reorganization with respect to the chapter 11 case (or any significant delay with respect thereto); the risk that certain parties may challenge the enforceability of the Support Agreement in connection with the proceedings; risks associated with third parties seeking and obtaining court approval to terminate or shorten the exclusivity period for THCR to propose and confirm one or more plans of reorganization, or for the appointment of a trustee or to convert the case to a chapter 7 case; the ability of the Company and THCR to continue as a going concern; the ability of the Company and THCR to obtain trade credit, and shipments and terms with vendors

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)

and service providers for current orders; the Company’s and THCR’s ability to maintain contracts that are critical to its operations; the ability to fund and execute its business plan; the ability to attract, retain and compensate key executives and associates; and the ability of the Company and THCR to attract and retain customers; licenses and approvals under applicable laws and regulations, including gaming laws and regulations; adverse outcomes of pending litigation or the possibility of new litigation; changes in the competitive climate in which the Company and THCR operate; or a broad downturn in the economy as a whole. Accordingly, there can be no assurance that the Plan will be consummated on the terms as proposed, or at all, or that actual results will not differ significantly from the terms expressed in this report. Even if the definitive plan is approved and implemented, and facilitates the desired expansion and development of THCR’s properties, the change may not lead to the hoped for increase in the volume and profitability of THCR’s business.

Alternatives to the Plan

If the Plan is not consummated, THCR will continue to consider alternatives to optimize stakeholder return, reduce its consolidated indebtedness and improve its capital structure. There is no assurance that any such alternatives will be concluded or that stockholder return would be optimized.

The loss of Trump 29 Services’ Gaming License and Management Agreement would adversely affect the liquidity of TCH.

Trump 29 Services operates Trump 29, a casino owned by the Tribe through its sole ownership of the Twenty-Nine Palms Enterprises Corporation, (“Twenty-Nine Palms”), pursuant to the Trump 29 Management Agreement. The term of the Trump 29 Management Agreement is five years and expires during April 2007. Commencing in April 2005, an affiliate of the Tribe has the option of buying-out Trump 29 Services from the Trump 29 Management Agreement for an early termination fee as defined in the Trump 29 Management Agreement. Pursuant to the Trump 29 Management Agreement, in consideration for the management services, Trump 29 Services receives an annual fee based on a percentage of Net Revenues (as defined in the Trump 29 Management Agreement) for each year of the term (the “Management Fee”). Subject to the rights of the Tribe’s lenders and payment of certain priority amounts under the Trump 29 Management Agreement, the Management Fee is payable monthly in amounts equal to the accrued Management Fee for the preceding month plus any accrued, unpaid amounts. Management Fee revenue was $2,988,000 and $6,161,000 for the nine month periods ended September 30, 2003 and 2004, respectively.

In the spring of 2004, Trump 29 Services applied to the Gaming Commission of the Tribe (the “Palms Commission”) for the renewal of Trump 29 Services’ gaming license (the “Trump 29 Gaming License”) which is required to be renewed every two years. The Palms Commission has expressed certain concerns regarding the renewal of the Trump 29 Gaming License which THCR believes are unfounded. The Palms Commission has set a mid-November 2004 date to commence the license renewal hearing. There can be no assurances that the Trump 29 Gaming License, which is required under Trump 29 Management Agreement for Trump 29 Services’ management of the day-to-day operations of Trump 29 Casino, will be renewed. In the event the Trump 29 Management Agreement were to be terminated for any reason, including the failure to renew the Trump 29 Gaming License, Trump 29 Services would cease to have the revenues from such agreement, which would adversely affect the liquidity of TCH.

The rate of interest payable on the TCH Notes increased on March 15, 2004, thereby increasing TCH’s interest expense.

The interest rate on the TCH Notes increases by 0.5% per annum if TCH’s First Priority Leverage Ratio for any fiscal year, commencing with the year ended December 31, 2003, exceeds 4.8 to 1.0, and by 1.0% per annum if the First Priority Leverage Ratio exceeds 5.3 to 1.0. The First Priority Leverage Ratio test for the year ended December 31, 2003 resulted in an increase in the interest rates on the TCH Notes of 1.0%. Such increase is effective from and after March 15, 2004 to March 14, 2005, at which point the rates of interest payable on the TCH Notes would be restored to their original levels, unless the First Priority Leverage Ratio computation for fiscal 2004 results in an increase. The estimated impact on interest expense for such period will be approximately $4,900,000. This will further constrain the ability of TCH to improve its properties, particularly Trump Marina in the intensely competitive Marina District of Atlantic City.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)

Restrictions contained in the indentures governing our current public indebtedness impose limits on our ability to pursue certain business strategies.

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

Indiana Wagering Tax Add-Back

As previously disclosed, in 1999, the Indiana Department of Revenue (the “Department”) issued a Letter of Findings to an unaffiliated Indiana gaming company, which affects Indiana riverboat gaming companies, including Trump Indiana, to the effect that the Riverboat Wagering Tax (the “Tax”), a tax deducted in computing income subject to federal tax, is not deductible when computing Indiana adjusted gross income. The unaffiliated entity that received the Letter of Findings, with the assistance of the Indiana Casino Association, of which Trump Indiana is a member, contested the findings in the Indiana Tax Court on the basis that the Tax is an excise tax and, as such, should be excluded from Indiana’s add-back requirements (that is, it should be deducted in computing gross income for Indiana income tax purposes). In April 2004, the Indiana Tax Court found in favor of the Department. As a result of this ruling, the Company recorded an income tax provision of approximately $19,108,000 during the first quarter of 2004 for the cumulative amount of taxes due since inception at Trump Indiana as if state income taxes were computed by not deducting the Tax in calculating Indiana adjusted gross income. The members of the Indiana Gaming Association subsequently appealed the Indiana Tax Court’s decision to the Indiana Supreme Court. The Indiana Supreme Court refused, however, to grant review of the Indiana Tax Court’s decision. In October 2004, Trump Indiana received a notification from the Department assessing approximately $17 million through 2002 in respect of this tax (the “Tax Assessment”). The total amount of the estimated tax due and accrued on the balance sheet at September 30, 2004 is approximately $20,958,000.

Although the Company accrued the liability associated with the Tax, it does not have the cash on hand to provide for the payment in full of the Tax Assessment and any associated interest and penalties. Trump Indiana has met with representatives of the Department regarding a payment schedule for the Tax Assessment. If the Company is unable to arrive at a satisfactory payment schedule with the Department for the Tax Assessment, the Company will consider other alternatives to address this problem.

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

The Agreement provides that the casinos, pro rata according to their gross revenues, shall: (a) pay $34 million to the NJSEA in cash, in four yearly payments through October 15, 2007 and donate $52 million to the NJSEA from the regular payment of their CRDA obligations for use by the NJSEA through 2008 to enhance such purses, fund such

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)

breeders’ awards and establish such account wagering; and (b) donate $10 million from the regular payment of their CRDA obligations for use by the CRDA as grants to such other North Jersey projects as the CRDA shall determine. The $62 million donation of CRDA obligations is conditioned upon the timely enactment and funding of the Casino Expansion Fund Act. Marina Associates has estimated its portion of the industry obligation at approximately 5.0%.

The Agreement also anticipated that legislation to establish and fund a $62 million Casino Expansion Fund would be effective by December 1, 2004 and that the fund will be administered by the CRDA and made available pro rata to each casino for the use in expanding its casino hotel facility in the amounts and at the times it makes its donation payments to the CRDA (“Casino Expansion Fund Act”). The Agreement further provides for a moratorium until January 2009, which casinos may enforce by court injunction, on the conduct of “casino gaming” at any New Jersey racetrack (unless casinos controlling a majority of the hotel rooms controlled by the casinos in Atlantic City otherwise agree) and a moratorium until January 2006 on the authorization of “casino gaming” at any New Jersey racetrack, the violation of which would terminate the Agreement and all further payments to the NJSEA and require the NJSEA to return all undistributed cash and the CRDA to return all undistributed donated CRDA obligations to the casinos. The Agreement also grants a license through August 2008 for the display, at no cost to the casino industry, of messages promoting Atlantic City in prominent locations at NJSEA’s Meadowlands and Monmouth racetracks.

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

The New Jersey Legislature enacted a law effective June 30, 2004 which: (a) establishes the Atlantic City Expansion Fund, identifies the Casino Hotel Room Occupancy Fee as its funding source and directs the CRDA to provide the Atlantic City Expansion Fund with $62 million and to make same available to each casino licensee for investment in an eligible project which increases the number of hotel rooms in its casino hotel facility; and (b) fully phases out the 4.25% tax on casino complimentaries as of July 1, 2009.

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

Revenue Recognition and Allowance for Doubtful Accounts

The majority of our revenue is from gaming activities, and the majority of such revenue is derived from cash, which by nature does not involve estimations. The Company extends credit on a discretionary basis to select qualified patrons. Credit play as a percentage of total dollars wagered has been historically approximately 20%. We establish credit limits based upon the particular patron’s creditworthiness, as determined by an examination of various factors including a credit check of the patron, a verification of the patron’s personal checking account balance, and checking the patron’s credit limits and indebtedness at other casinos. We maintain an allowance for doubtful accounts for those customers whose checks have been unable to be deposited due to non-sufficient funds. This allowance is based on a specific review of customer accounts as well as a review of the history of write-offs of returned markers. Management believes that the reserve recorded is reasonable; however, these estimates could change in the near term based on actual collection experience with each returned marker.

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

Financial Condition - Liquidity and Capital Resources

The Company had a working capital deficit of $37.2 million at September 30, 2004 and has experienced recurring operating losses. The recurring operating losses are primarily the result of substantial debt service obligations on outstanding indebtedness. The Company’s aggregate debt service obligation on the TCH Notes is expected to be approximately $70 million in 2004. Additionally, the Company has experienced increased competition and other challenges in its markets. The Company’s liquidity situation continues to be constrained, due to the Company’s diminished cash flows, increased trade payables, limited capacity to raise additional capital and minimal cash reserves beyond those required to fulfill gaming regulatory requirements. To address these factors, THCR has pursued various recapitalization and debt restructuring transactions and recently announced the Plan.

Cash flows from operating activities of the TCH Properties and the management fees generated pursuant to the Trump 29 Management Agreement are TCH’s primary source of liquidity. To a lesser extent, TCH has relied on capital lease financing for its capital resource needs. TCH’s ability to borrow funds for its liquidity needs is severely restricted by covenants in the indentures governing the TCH Notes and by its already high levels of indebtedness and related interest expense. Sources of TCH’s short-term and long-term liquidity include primarily: (i) table win, (ii) slot win, (iii) room revenues, (iv) food and beverage sales and (v) miscellaneous items, less promotional expenses.

If the Plan is not successfully consummated, there can be no assurances that TCH will be able to make its debt service obligations on the TCH Notes, and will seek alternative sources of financing. There can be no assurance that the general state of the economy, the status of the capital markets, generally, or the receptiveness of the capital markets

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)

to the gaming industry or to TCH and its subsidiaries, specifically, will be conducive to refinancing debt on reasonable terms, or at all. Also, in connection with their audit of the Company’s financial statements for the year ended December 31, 2003, the Company’s independent auditors expressed substantial doubt about the Company’s ability to continue as a going concern, absent the successful completion of a restructuring or alternative transaction. The Company’s financial condition would also make it difficult for the Company to obtain alternative financing in the event the Plan is not consummated.

The TCH Properties also compete with other casino/hotels and riverboats based on the quality of customer service, the array of games offered, the attractiveness of a casino/hotel and the extent and quality of the facilities and amenities. In July 2003, the Borgata opened in Atlantic City’s marina district. Since its opening, the Borgata has adversely affected the revenues of Trump Marina, and has also announced its intentions to expand. In addition, some of our Atlantic City competitors have recently completed substantial renovations designed to improve their competitive position. Furthermore, alternatives to casino style gambling, such as VLTs, are increasing in the northeast region of the country from which we attract most of our customers.

In July 2004, the Pennsylvania state legislature passed extensive legislation permitting up to 61,000 slot machines statewide at up to 14 different locations, seven or eight of which would be at racetracks, plus four or five slot parlors and two small resorts. Three of the racetracks, Pocono Downs, Philadelphia Park and Chester Downs, as well as two slot parlors located within the city limits of Philadelphia, are in Atlantic City’s customer markets. It is anticipated that up to 15,000 slot machines would be in place by 2006. Also in July 2004, the Appellate Division of the Supreme Court of New York unanimously ruled that Indian-owned casinos could legally be operated in New York under the New York state law passed in October 2001. Legalized gaming in one or more states neighboring, or within close proximity to, Atlantic City, New Jersey could have a material adverse effect on the Atlantic City gaming market, overall, including Trump Marina. See “Factors That May Affect Our Future Results – Pennsylvania and New York have enacted gaming legislation which may harm us, and other states may do so in the future.”

In October 2004, Trump Indiana received a notification from the Indiana Department of Revenue assessing Trump Indiana approximately $17 million through 2002 for its share of an industry-wide tax assessment affecting Indiana riverboat gaming companies. Trump Indiana has met with representatives of the Department regarding a payment schedule for the tax assessment. If the Company is unable to arrive at a satisfactory schedule with the Department for the Tax Assessment, the Company will consider other alternatives to address this problem. The total amount of the estimated tax due and accrued on the balance sheet at September 30, 2004 is approximately $21.0 million. See “Factors That May Affect Our Future Results – Taxation of the gaming industry. Indiana Wagering Tax Add-back.”

The Tribe’s Palms Commission has set a mid-November 2004 date to commence Trump 29 Services’ license renewal hearing. There can be no assurances that the Trump 29 Gaming License, which is required under the Trump 29 Management Agreement, will be renewed. The loss of the Trump 29 Management Agreement would adversely impact the liquidity of TCH. See “Factors That May Affect Our Future Results – The loss of Trump 29 Services’ Gaming License and Management Agreement would adversely affect the liquidity of TCH.”

Due to the Company’s constrained liquidity position, resulting in part from substantial indebtedness and related interest expense, we have not been able to refurbish our properties to desired levels or to pursue various capital expansion plans, such as the addition of more hotel rooms, or undertake significant new business initiatives. In the recent past, we have experienced increased competition and other challenges in our markets, including increased capital spending by our competitors and increased taxes, which have contributed to our reduced operating results. For these reasons, we have explored various strategies to favorably resolve this situation for all of our constituencies, including the possible sale of some or all of our assets, a restructuring of our indebtedness through out-of-court or in-court proceedings, refinancing of indebtedness, attracting substantial new equity investment and analyzing various other restructuring and reinvestment scenarios. Recently, we announced our plans to pursue a comprehensive recapitalization plan that, if consummated, is intended to decrease our interest expense and improve our liquidity and capital resources. There can be no assurances that the Plan will be consummated, or if consummated, that it will have the intended results.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)

TRUMP CASINO HOLDINGS, L.L.C.

CONSOLIDATING CAPITAL EXPENDITURES

(in thousands)

	Trump Marina	Trump Indiana	Total TCH
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003
Purchase of Property & Equipment	$3,968	$1,808	$5,776
Capital Lease Additions	5,831	4,710	10,541

Total Capital Expenditures	$9,799	$6,518	$16,317

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004
Purchase of Property & Equipment	$2,661	$1,951	$4,612
Capital Lease Additions (a)	5,992	89	6,081

Total Capital Expenditures	$8,653	$2,040	$10,693

(a)	Capital lease additions were principally slot machines.

Comparison of Results of Operations for the Three Month Periods Ended September 30, 2003 and 2004

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

	Three Months Ended September 30,
	2003 Trump Marina	2004 Trump Marina	2003 Trump Indiana	2004 Trump Indiana	2003 Total TCH*	2004 Total TCH*
	(in thousands)
Revenues:
Gaming	$68,395	$71,761	$34,631	$34,653	$103,026	$106,414
Other	18,642	19,009	2,267	2,166	21,748	22,847

Gross revenues	87,037	90,770	36,898	36,819	124,774	129,261
Less: promotional allowances	18,711	20,734	3,842	2,784	22,553	23,518

Net revenues	68,326	70,036	33,056	34,035	102,221	105,743

Costs and expenses:
Gaming	32,953	32,356	17,072	18,158	50,025	50,514
Other	4,439	4,491	1,742	1,677	6,181	6,168
General and administrative	16,005	15,982	6,496	5,661	22,925	22,041
General and administrative - related party	832	947	1,454	1,573	839	966
Debt renegotiation costs	—	—	—	—	—	857
Depreciation and amortization	6,017	5,265	1,720	2,263	7,737	7,528

Total costs and expenses	60,246	59,041	28,484	29,332	87,707	88,074

Income from operations	8,080	10,995	4,572	4,703	14,514	17,669

Interest income	8	48	21	13	43	93
Interest expense	(11,078)	(11,811)	(2,181)	(2,207)	(16,658)	(17,926)
Interest expense - related party	—	—	—	—	(664)	(747)
Gain (loss) on debt retirement, net	—	—	—	—	—	—
Other non-operating income (expense)	—	—	—	(16)	—	(16)

Total non-operating expense, net	(11,070)	(11,763)	(2,160)	(2,210)	(17,279)	(18,596)

Income (loss) before equity in loss from joint venture and income taxes	(2,990)	(768)	2,412	2,493	(2,765)	(927)
Equity in loss from Buffington Harbor	—	—	(625)	(204)	(625)	(204)
Provision for income taxes	(388)	(940)	—	(915)	(388)	(1,855)

Net income (loss)	$(3,378)	$(1,708)	$1,787	$1,374	$(3,778)	$(2,986)

*	Income and expenses of TCH and THCR Management are not separately shown.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)

Gaming revenues are the primary source of TCH’s revenues and primarily consist of slot machine/table game win. The following chart details activity for the major components of revenue and certain hotel statistics:

	Three Months Ended September 30,
	2003 Trump Marina	2004 Trump Marina		2003 Trump Indiana	2004 Trump Indiana	2003 Total TCH*	2004 Total TCH*
	(in thousands)
Table Game Revenues (1)	$15,176	$15,467		$4,531	$4,428	$19,707	$19,895
Increase (decrease) from Prior Period		$291			$(103)		$188
Table Game Drop (2)	$95,470	$97,799		$29,683	$28,047	$125,153	$125,846
Increase (decrease) from Prior Period		$2,329			$(1,636)		$693
Table Game Win Percentage (3)	15.9%	15.8%		15.3%	15.8%	15.7%	15.8%
Increase (decrease) from Prior Period		(0.1	)pts.		0.5 pts.		0.1 pts.
Number of Table Games	81	76		45	39	126	115
Increase (decrease) from Prior Period		(5)			(6)		(11)
Slot Revenues (4)	$53,076	$56,137		$30,100	$28,622	$83,176	$84,759
Increase (decrease) from Prior Period		$3,061			$(1,478)		$1,583

Slot Handle (5)	$671,398	$706,660		$402,842	$366,467	$1,074,240	$1,073,127
Increase (decrease) from Prior Period		$35,262			$(36,375)		$(1,113)
Slot Win Percentage (6)	7.9%	7.9%		7.5%	7.8%	7.7%	7.9%
Increase (decrease) from Prior Period		— pts.			0.3 pts.		0.2 pts.
Number of Slot Machines	2,495	2,538		1,732	1,714	4,227	4,252
Increase (decrease) from Prior Period		43			(18)		25

Other Gaming Revenues	$143	$157		$—	$1,603	$143	$1,760
Increase (decrease) from Prior Period		$14			$1,603		$1,617

Total Gaming Revenues	$68,395	$71,761		$34,631	$34,653	$103,026	$106,414
Increase (decrease) from Prior Period		$3,366			$22		$3,388

Number of Guest Rooms	728	728		300	300	1,028	1,028
Occupancy Rate	94.1%	95.7%		60.1%	56.6%	84.2%	84.3%
Average Daily Rate (Room Revenue)	$80.01	$82.49		$55.81	$56.42	$74.97	$77.38

*	Income and expenses of TCH and THCR Management are not separately shown.
(1)	“Table Game Revenues” is defined as the total amount wagered by table game patrons (the “Table Game Drop”), less the amounts paid back to such patrons by the casino for winning wagers.
(2)	“Table Game Drop” is defined as the total amount wagered by table game patrons.
(3)	“Table Win Percentage” is defined as the ratio, expressed as a percentage, of Table Games Revenues to Table Game Drop.
(4)	“Slot Revenues” is defined as the total amount wagered by slot patrons (the “Slot Handle”), less the amount paid back to slot patrons by the casino for winning pulls.
(5)	“Slot Handle” is defined as the total amount wagered by slot patrons.
(6)	“Slot Win Percentage” is defined as the ratio, expressed as a percentage, of Slot Revenues to Slot Handle.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)

Table games revenues increased approximately $188,000, or 1.0%, to $19,895,000 for the three months ended September 30, 2004 from $19,707,000 for the three months ended September 30, 2003. This increase was due primarily to two reasons: (i) an increased table game win percentage from 15.7% for the three months ended September 30, 2003 to 15.8% for the three months ended September 30, 2004 and (ii) an increase in table drop of $693,000, or 0.6%, to $125,846,000 for the three months ended September 30, 2004 from $125,153,000 for the three months ended September 30, 2003.

Slot revenues increased approximately $1,583,000, or 1.9%, to $84,759,000 for the three months ended September 30, 2004 from $83,176,000 for the three months ended September 30, 2003. This increase was due primarily to an increased slot win percentage from 7.7% for the three months ended September 30, 2003 to 7.9% for the three months ended September 30, 2004.

Other gaming revenues increased approximately $1,617,000 to $1,760,000 for the three months ended September 30, 2004 from $143,000 for the three months ended September 30, 2003 due primarily to the introduction of poker at Trump Indiana in December 2003.

Non-gaming revenues increased approximately $1,099,000, or 5.1%, to $22,847,000 for the three months ended September 30, 2004 from $21,748,000 for the three months ended September 30, 2003. This increase was due primarily to an increase in management fees earned by THCR Management of approximately $833,000, or 99.3%, to $1,672,000 for the three months ended September 30, 2004 from $839,000 for the three months ended September 30, 2003. Pursuant to the management agreement approved by the National Indian Gaming Commission (“NIGC”) on April 15, 2002, THCR Management commenced operations of Trump 29. The term of the management agreement is for five years. In consideration for its management services, THCR Management receives an annual fee equal to 30% of the Net Revenues (as defined in the management agreement) of Trump 29.

Promotional allowances increased approximately $965,000, or 4.3%, to $23,518,000 for the three months ended September 30, 2004 from $22,553,000 for the three months ended September 30, 2003 due primarily to additional promotional spending at Trump Marina associated with the increased slot revenues.

Gaming costs and expenses increased approximately $489,000, or 1.0%, to $50,514,000 for the three months ended September 30, 2004 from $50,025,000 for the three months ended September 30, 2003. This increase was due to a $1,086,000, or 6.4%, increase in expenses at Trump Indiana which is primarily attributed to increased payroll and related costs due to the addition of poker. This increase was partially offset by a reduction in payroll and related costs ($668,000) at Trump Marina.

General and administrative costs and expenses decreased approximately $884,000, or 3.9%, to $22,041,000 for the three months ended September 30, 2004 from $22,925,000 for the three months ended September 30, 2003. This decrease was due primarily to reductions in payroll and related costs ($189,000), real estate taxes ($398,000) and insurance costs ($244,000) at Trump Indiana.

Debt renegotiation costs of approximately $857,000 were incurred for the three months ended September 30, 2004 in connection with the proposed recapitalization of THCR by the DLJ Merchant Banking Partners III’s proposed investment which was terminated on September 22, 2004.

Interest expense increased approximately $1,268,000, or 7.6%, to $17,926,000 for the three months ended September 30, 2004 from $16,658,000 for the three months ended September 30, 2003 The increase is principally attributed to an interest rate increase of 1.0% on the TCH Notes which resulted from the First Priority Leverage Ratio test for the year ended December 31, 2003, which is effective from March 15, 2004 though March 14, 2005.

Provision for income taxes increased $1,467,000 to $1,855,000 for the three months ended September 30, 2004 from $388,000 for the three months ended September 30, 2003 primarily due to a $915,000 expense recorded by Trump Indiana in the third quarter of 2004 as a result of a ruling by the Indiana Tax Court regarding the nondeductibility of the Riverboat Wagering Tax when computing Indiana adjusted gross income.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)

The financial information presented below reflects the financial condition and results of operations of Trump Marina and Trump Indiana. TCF is a wholly owned subsidiary of TCH and has no business operations.

	Nine Months Ended September 30,
	2003 Trump Marina	2004 Trump Marina	2003 Trump Indiana	2004 Trump Indiana	2003 Total TCH*	2004 Total TCH*
	(in thousands)
Revenues:
Gaming	$200,571	$198,990	$99,359	$108,823	$299,930	$307,813
Other	47,225	48,214	6,550	6,398	56,763	60,773

Gross revenues	247,796	247,204	105,909	115,221	356,693	368,586
Less: promotional allowances	52,737	56,667	11,273	8,843	64,010	65,510

Net revenues	195,059	190,537	94,636	106,378	292,683	303,076

Costs and expenses:
Gaming	95,077	92,061	51,044	55,247	146,121	147,308
Other	11,350	10,937	4,925	5,106	16,275	16,043
General and administrative	48,430	46,013	17,650	20,559	67,146	67,796
General and administrative - related party	3,298	3,196	4,640	4,776	4,818	3,250
Debt renegotiation costs	(47)	—	—	—	401	857
Depreciation and amortization	16,660	16,306	5,426	5,802	22,086	22,108

Total costs and expenses	174,768	168,513	83,685	91,490	256,847	257,362

Income from operations	20,291	22,024	10,951	14,888	35,836	45,714

Interest income	65	118	406	(30)	657	158
Interest expense	(35,847)	(34,329)	(4,876)	(6,563)	(47,935)	(52,133)
Interest expense - related party	(6,177)	—	(49)	—	(7,595)	(2,177)
Gain (loss) on debt retirement, net	9,751	—	(1,820)	—	7,931	—
Other non-operating income (expense)	—	—	(20)	609	(20)	609

Total non-operating expense, net	(32,208)	(34,211)	(6,359)	(5,984)	(46,962)	(53,543)

Income (loss) before joint venture and income taxes	(11,917)	(12,187)	4,592	8,904	(11,126)	(7,829)
Equity in loss from Buffington Harbor	—	—	(1,855)	(1,430)	(1,855)	(1,430)
Provision for income taxes	(988)	(1,115)	—	(20,958)	(988)	(22,073)

Net income (loss)	$(12,905)	$(13,302)	$2,737	$(13,484)	$(13,969)	$(31,332)

*	Income and expenses of TCH and THCR Management are not separately shown.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)

Gaming revenues are the primary source of TCH’s revenues and primarily consist of slot machine/table game win. The following chart details activity for the major components of gaming revenue:

	Nine Months Ended September 30,
	2003 Trump Marina	2004 Trump Marina		2003 Trump Indiana	2004 Trump Indiana		2003 Total TCH*	2004 Total TCH*
	(in thousands)
Table Game Revenue (1)	$47,041	$42,093		$13,675	$14,027		$60,716	$56,120
Increase (decrease) from Prior Period		$(4,948)			$352			$(4,596)
Table Game Drop (2)	$278,556	$266,625		$85,437	$92,865		$363,993	$359,490
Increase (decrease) from Prior Period		$(11,931)			$7,428			$(4,503)
Table Game Win Percentage (3)	16.9%	15.8%		16.0%	15.1%		16.7%	15.6%
Increase (decrease) from Prior Period		(1.1	) pts.		(0.9	) pts.		(1.1	) pts.
Number of Table Games	81	75		45	40		126	115
Increase (decrease) from Prior Period		(6)			(5)			(11)

Slot Revenue (4)	$153,063	$156,488		$85,684	$90,776		$238,747	$247,264
Increase (decrease) from Prior Period		$3,425			$5,092			$8.517

Slot Handle (5)	$1,907,885	$1,986,266		$1,107,372	$1,175,940		$3,015,257	$3,162,206
Increase (decrease) from Prior Period		$78,381			$68,568			$146,949
Slot Win Percentage (6)	8.0%	7.9%		7.7%	7.7%		7.9%	7.8%
Increase (decrease) from Prior Period		(0.1	) pts.		— pts.			(0.1	) pts.
Number of Slot Machines	2,507	2,516		1,726	1,700		4,233	4,216
Increase (decrease) from Prior Period		9			(26)			(17)

Other Gaming Revenue	$467	$409		$—	$4,020		$467	$4,429
Increase (decrease) from Prior Period		$(58)			$4,020			$3,962

Total Gaming Revenues	$200,571	$198,990		$99,359	$108,823		$299,930	$307,813
Increase (decrease) from Prior Period		$(1,581)			$9,464			$7,883
Number of Guest Rooms	728	728		300	300		1,028	1,028
Occupancy Rate	90.1%	87.2%		54.6%	52.6%		79.7%	77.1%
Average Daily Rate (Room Revenue)	$77.66	$80.82		$55.62	$56.73		$73.26	$76.03

*	Income and expenses of TCH and THCR Management are not separately shown.
(1)	“Table Game Revenues” is defined as the total amount wagered by table game patrons (the “Table Game Drop”), less the amounts paid back to such patrons by the casino for winning wagers.
(2)	“Table Game Drop” is defined as the total amount wagered by table game patrons.
(3)	“Table Win Percentage” is defined as the ratio, expressed as a percentage, of Table Games Revenues to Table Game Drop.
(4)	“Slot Revenues” is defined as the total amount wagered by slot patrons (the “Slot Handle”), less the amount paid back to slot patrons by the casino for winning pulls.
(5)	“Slot Handle” is defined as the total amount wagered by slot patrons.
(6)	“Slot Win Percentage” is defined as the ratio, expressed as a percentage, of Slot Revenues to Slot Handle.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)

Table games revenues decreased approximately $4,596,000, or 7.6%, to $56,120,000 for the nine months ended September 30, 2004 from $60,716,000 for the nine months ended September 30, 2003. This decrease was due primarily to two reasons: (i) a reduced table game win percentage from 16.7% for the nine months ended September 30, 2003 to 15.6% for the nine months ended September 30, 2004 and (ii) a decrease in table drop of $4,503,000, or 1.2%, to $359,490,000 for the nine months ended September 30, 2004 from $363,993,000 for the nine months ended September 30, 2003. The table drop decrease was primarily due to the opening of the Borgata in July 2003 and the negative effect on Trump Marina.

Slot revenues increased approximately $8,517,000, or 3.6% to $247,264,000 for the nine months ended September 30, 2004 from $238,747,000 for the nine months ended September 30, 2003. This increase was due primarily to a $146,949,000, or 4.9%, increase in slot handle which was the result of sustained marketing programs and events designed specifically for the slot customer.

Other gaming revenues increased approximately $3,962,000 to $4,429,000 for the nine months ended September 30, 2004 from $467,000 for the nine months ended September 30, 2003 due primarily to the introduction of poker at Trump Indiana in December 2003.

Non-gaming revenues increased approximately $4,010,000, or 7.1%, to $60,773,000 for the nine months ended September 30, 2004 from $56,763,000 for the nine months ended September 30, 2003. This increase was due primarily to an increase in management fees earned by THCR Management of approximately $3,173,000 to $6,161,000 for the nine months ended September 30, 2004 from $2,988,000 for the nine months ended September 30, 2003. Pursuant to the management agreement approved by NIGC on April 15, 2002, THCR Management commenced operations of Trump 29. The term of the management agreement is for five years. In consideration for its management services, THCR Management receives an annual fee equal to 30% of the Net Revenues (as defined in the management agreement) of Trump 29.

General and administrative costs and expenses increased approximately $650,000, or 1.0%, to $67,796,000 for the nine months ended September 30, 2004 from $67,146,000 for the nine months ended September 30, 2003. This increase was due to an increase of $1,483,000 for real estate taxes as a result of a property tax reassessment which was completed during the fourth quarter of 2003 on the Indiana facility. Additionally, insurance costs increased by $1,211,000 at Trump Indiana. These increases were partially offset by reductions in payroll and related costs ($1,014,000) and CRDA expense ($803,000) at Trump Marina. During the nine months ended September 30, 2003, there were additional write-offs of CRDA deposits, as a result of donations Marina Associates committed to.

General and administrative - related party costs and expenses decreased approximately $1,568,000, or 32.5%, to $3,250,000 for the nine months ended September 30, 2004 from $4,818,000 for the nine months ended September 30, 2003. This decrease was due primarily to the assignment of Trump Indiana’s management services agreement from THCR Holdings to TCH in connection with the TCH debt refinancing on March 25, 2003.

During the nine months ended September 30, 2003, TCH incurred debt renegotiation costs of approximately $401,000 due to transactional fees earned upon consummation of the TCH Notes Offering on March 25, 2003. During the nine months ended September 30, 2004 TCH incurred debt renegotiation costs of approximately $857,000 due to restructuring efforts in 2004 which were no longer pursued.

Interest expense increased approximately $4,198,000, or 8.8%, to $52,133,000 for the nine months ended September 30, 2004 from $47,935,000 for the nine months ended September 30, 2003 primarily due to two reasons: (i) additional interest due to an interest rate increase of 1.0% on the TCH Notes which resulted from the First Priority Leverage Ratio test for the year ended December 31, 2003, which is effective from March 15, 2004 through March 14, 2005 and (ii) additional interest expense related to the TCH Second Priority Mortgage Notes payable through the issuance of payable-in-kind notes.

Interest expense - related party costs decreased approximately $5,418,000, or 71.3%, to $2,177,000 for the nine months ended September 30, 2004 from $7,595,000 for the nine months ended September 30, 2003 primarily due to the redemption of the Castle PIK Notes on March 25, 2003.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)

Non-operating income increased approximately $629,000 to $609,000 for the nine months ended September 30, 2004. This increase is due to gains recognized in association with slot machine disposals by Trump Indiana.

In connection with the TCH Notes Offering on March 31, 2003, TCH recorded a net gain of $7,931,000 for the nine months ended September 30, 2003, which consists of a net gain of $10,451,000 on the retirement of Castle Funding’s 11.75% Mortgage Notes due 2003 and the Castle PIK Notes, the settlement of Trump Indiana’s interest rate swap for $851,000 and the write-off of unamortized loan costs of approximately $1,669,000.

Provision for income taxes increased approximately $21,085,000 to $22,073,000 for the nine months ended September 30, 2004 from $988,000 for the nine months ended September 30, 2003, due primarily to a $20,958,000 expense recorded by Trump Indiana in the first nine months of 2004 as a result of a ruling by the Indiana Tax Court regarding the nondeductibility of the Riverboat Wagering Tax when computing Indiana adjusted gross income. This charge covers the period from commencement of operations in June 1996 through September 30, 2004.

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

The carrying amount and fair value of our indebtedness is as set forth below:

	September 30, 2004
	Carrying Amount	Fair Value
TCH First Priority Mortgage Notes (1)	$406,288,000	$439,875,000
TCH Second Priority Mortgage Notes	$68,847,000	$68,847,000

(1)	Carrying amount represents principal in the amount of $425,000,000, net of unamortized discount of $18,712,000 at September 30, 2004.

ITEM 4 - CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures. Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, the principal executive officer and principal financial officer of each of the Registrants have concluded that their disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) are effective to ensure that information required to be disclosed by the Registrants in reports that they file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.

(b)	Changes in Internal Controls. There were no specific changes in the Registrants’ internal controls over financial reporting during the fiscal quarter covered by this Form 10-Q that has materially affected, or is reasonably likely to materially affect, the Registrants’ internal controls over financial reporting.

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

ITEM 2 - UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5 - OTHER INFORMATION

Management Changes. THCR issued a press release on October 28, 2004, and filed a Form 8-K with the SEC on November 1, 2004, announcing, among other things, that Scott C. Butera was appointed as THCR’s President and Chief Operating Officer, which appointment will be effective upon receiving the required regulatory approval.

Morgan Stanley. On October 26, 2004, THCR announced that it has retained Morgan Stanley & Co. Incorporated as the joint book-runner and co-lead manager of a proposed $500 million financing that is expected to be consummated as part of the Plan (the “Financing”). Proceeds from the Financing, which will be secured on a first priority lien on substantially all of THCR’s assets, including TCH, are expected to fund immediate capital improvements, as well as certain expansion projects, at THCR’s current properties, including the TCH properties. The Financing would also provide financial resources for THCR to potentially invest in additional jurisdictions. UBS Investment Bank, THCR’s exclusive financial advisor in connection with the Plan, is expected to joint lead the Financing.

Beal Bank. THCR issued a press release on November 1, 2004, and filed a Form 8-K on November 4, 2004, announcing that it has selected Beal Bank as the sole lead arranger of the $100 million interim financing (“Interim Financing”) which is expected to be funded as part of the Plan. Proceeds from the Interim Financing, which will be secured by a lien on substantially all of THCR’s assets, are expected to be used to fund certain business costs, including capital expenditures, wages, trade and vendor contracts, and leases.

Labor Negotiations. On November 9, 2004, United Here H.E.R.E. Local 54, AFL-CIO (“Local 54,” formerly the Hotel Employees & Restaurant Employees International Union) voted to approve a new five-year collective bargaining agreement with each of THCR’s Atlantic City properties, including Trump Marina. The prior collective bargaining agreement had expired on September 14, 2004. The new collective bargaining agreement will expire on September 14, 2009.

PART II - OTHER INFORMATION- (Continued)

ITEM 6 - EXHIBITS

10.1	*	Restructuring Support Agreement, dated October 20, 2004

10.2	**	Commitment Letter and Term Sheet, dated November 1, 2004, between Trump Hotels & Casino Resorts, Inc. and Beal Bank, SSB

31.1		Certification of the Chief Executive Officer of the Registrants Pursuant to Rule 13a-14(a)/15(d)-14(a) of the Securities Exchange Act of 1934, as Amended.

31.2		Certification of the Principal Financial and Accounting Officer of the Registrants Pursuant to Rule 13a - 14(a) /15(d)-14(a) of the Securities Exchange Act of 1934, as Amended.

32.1		Certification of the Chief Executive Officer of the Registrants Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2		Certification of the Principal Financial and Accounting Officer of the Registrants Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed as an exhibit to Current Report on Form 8-K filed by the Company on October 21, 2004 and incorporated by reference herein.
**	Filed as an exhibit to Current Report on Form 8-K filed by the Company with the SEC on November 4, 2004 and incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, each of the Registrants has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

TRUMP CASINO HOLDINGS, L.L.C.

Date: November 15, 2004	By:	/S/ John P. Burke
John P. Burke
Executive Vice President
(Duly Authorized Officer and Principal Financial and Accounting Officer)

TRUMP CASINO FUNDING, INC.

Date: November 15, 2004	By:	/S/ John p. burke
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