Form 10-K
period 2004-12-31
TRUMP CASINO HOLDINGS LLC; TRUMP CASINO FUNDING INC
filed 2005-03-31
CIK 1226932, 1226933

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

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

As of March 31, 2005, there were 100 shares of Trump Casino Funding, Inc.’s common stock, par value $.01 per share, outstanding. The aggregate market value of the voting stock of Trump Casino Holdings, LLC and Trump Casino Funding, Inc. held by non-affiliates of the Registrants as of June 30, 2004 was $0.

Documents Incorporated by Reference: None

FORM 10-K

PART I

IMPORTANT FACTORS RELATING TO FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K includes “forward-looking statements” intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. You can identify these statements by the fact that they do not relate strictly to historical or current facts. These statements contain words such as “may,” “will,” “project,” “might,” “expect,” “believe,” “anticipate,” “intend,” “could,” “would,” “estimate,” “continue” or “pursue,” the negative or other variations thereof or comparable terminology. They include statements relating to, among other things, future actions, new projects, strategies, proposals, future performance, the outcome of contingencies such as legal proceedings and future financial results. We have based these forward-looking statements on our current expectations and projections about future events.

We caution the reader that forward-looking statements involve risks and uncertainties that cannot be predicted or quantified and, consequently, actual results may differ materially from those expressed or implied by such forward-looking statements. Such risks and uncertainties include, but are not limited to, the following factors and the other factors described in this Annual Report on Form 10-K (see “Management’s Discussion and Analysis of Financial Condition and Results of Operations; Factors That May Affect Our Future Results”), our reports filed with the Securities and Exchange Commission (the “SEC”) and Exhibit B to the disclosure statement accompanying our plan of reorganization, available on the website for our chapter 11 cases at www.THCRrecap.com (our website address provided in this annual report on Form 10-K is not intended to function as a hyperlink and the information on our website is not and should not be considered part of this report and is not incorporated by reference in this document):

•	consummation of our Plan of Reorganization (the “Plan”) (see “Business; Recent Events”), which is subject to numerous contingencies, many of which are beyond our control, and cannot be assured;

•	our ability to obtain the required consents of creditors, stakeholders and other constituencies necessary to implement the Plan, including potential challenges to the Plan by certain parties with respect to the chapter 11 cases in which we are currently involved;

•	the instructions, orders and decisions of the bankruptcy court in connection with the Plan, and related effects of legal and administrative proceedings, settlements, investigations and claims;

•	the duration of the chapter 11 proceedings;

•	risks associated with third parties seeking court approval to terminate or shorten our exclusivity period to propose and confirm the Plan, appoint a chapter 11 trustee or convert the cases to a chapter 7 case;

•	the effects of the chapter 11 cases on our liquidity and results of operations, including the impact on our ability to negotiate favorable terms with suppliers, customers and others;

•	our ability to operate pursuant to the terms of the debtor-in-possession financing agreement currently in effect;

•	our alternatives if the Plan is not consummated, which may include transactions that may have unforeseeable consequences to the holders of our outstanding public indebtedness;

•	high levels of indebtedness that will remain even if our Plan is consummated, which will continue to constrain our financial and operating activities;

•	risks associated with changes in our board of directors and management upon our emergence from bankruptcy;

•	the uncertainty of our operating results if we are not able to make certain capital expenditures that we have not been able to make in light of our diminished cash flows and high interest expenses;

•	our ability to attract, retain and compensate key executives and associates, and to attract and retain customers;

•	the effects of environmental and structural building conditions relating to our properties;

•	access to available and feasible financing and insurance;

•	changes in laws, regulations or accounting standards, insurance premiums and relations with third parties, approvals and decisions of courts, regulators and governmental bodies;

•	judicial decisions, legislative referenda and regulatory actions, including gaming and tax-related actions;

•	the ability of our customer-tracking programs and marketing to continue to increase or sustain customer loyalty;

•	our ability to recoup costs of capital investments through higher revenues;

•	acts of war or terrorist incidents;

•	abnormal gaming hold percentages;

•	the effects of competition, including locations of competitors and operating and market competition; and

•	the effect of economic, credit and capital market conditions on the economy in general, and on gaming and hotel companies in particular.

The ultimate results of the forward looking statements and the terms of any plan of reorganization confirmed by the bankruptcy court can affect the value of our pre-petition liabilities and/or our securities. Although the Plan represents a pre-arranged plan of reorganization supported by significant majorities of holders of our public indebtedness and Donald J. Trump, we cannot provide assurance as to what values, if any, will be ultimately awarded in the bankruptcy proceedings to these constituencies. A plan of reorganization could result in holders of our liabilities and/or securities receiving little or no value for their claims and interests. Because of such possibilities, the value of these liabilities and/or securities is highly speculative. Accordingly, we urge that readers of this report exercise caution with respect to existing and future investments in any of these liabilities and/or securities.

Any forward-looking statements are made pursuant to the Private Securities Litigation Reform Act of 1995 and, as such, speak only as of the date made. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise.

AVAILABLE INFORMATION

Our Internet address is www.trumpcasinos.com. We make available free of charge on or through our Internet website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. The Plan, the related disclosure statement and other documents and information concerning our chapter 11 cases are available on our website in connection with the bankruptcy proceedings at www.THCRrecap.com. The Internet addresses provided in this annual report on Form 10-K are not intended to function as hyperlinks and the information therein is not and should not be considered part of this report and is not incorporated by reference in this document.

Item 1. Business

Recent Events

Chapter 11 Proceedings

On November 21, 2004, Trump Hotels & Casino Resorts, Inc. (“THCR”) and certain of its subsidiaries (collectively, the “Debtors”) filed voluntary petitions for relief under chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the District of New Jersey (the “Bankruptcy Court”). The Debtors filed such petitions in connection with a pre-arranged plan of reorganization after several months of negotiations with representatives of the holders of the Debtors’ public indebtedness and Donald J. Trump. THCR’s participation in this recapitalization process was overseen by the special committee comprised of the THCR’s independent directors. The general terms and conditions of the Plan were initially set forth in the restructuring support agreement (the “Restructuring Support Agreement”), dated as of October 20, 2004, among certain of the Debtors, Mr. Trump, certain holders of the 11.25% First Mortgage Notes due 2006 of Trump Atlantic City Associates (“TAC”) and Trump Atlantic City Funding Inc. (“TAC Funding”), Trump Atlantic City Funding II, Inc. (“TAC Funding II”) and Trump Atlantic City Funding III, Inc. (“TAC Funding III”) (collectively, the “TAC Notes”) and certain holders of the 11.625% First Mortgage Notes due 2010 (the “TCH First Priority Notes”) and the 17.625% Second Mortgage Notes due 2010 (the “TCH Second Priority Notes,” together with the TCH First Priority Notes, the “TCH Notes”) of Trump Casino Holdings, LLC (“TCH” or the “Company”) and Trump Casino Funding, Inc. (“TCF”).

Summary of the Plan

Debt Restructuring. The Plan involves a restructuring of the TAC Notes, TCH First Priority Notes and TCH Second Priority Notes (as well as a reverse stock split involving THCR’s common stock described below):

•	Holders of TAC Notes would exchange their notes, approximately $1.3 billion aggregate principal face amount, for approximately $777.3 million aggregate principal amount of New Notes (as defined below), approximately $384.3 million of common stock (approximately 63.69% of the shares of common stock of recapitalized THCR on a fully diluted basis (excluding any shares reserved for issuance under management stock incentive plans)), and an additional amount in cash equal to simple interest accrued on approximately $777.3 million of New Notes at the annual rate of 8.5% from the last scheduled date to which interest was paid with respect to the TAC Notes (or May 1, 2004) through the effective date of the Plan. In addition, on or following the first anniversary of the effective date, holders of TAC Notes would receive (i) the cash proceeds from the exercise of New Class A Warrants (as defined below), plus any interest accrued thereon and (ii) if any of the New Class A Warrants are not exercised, the shares of recapitalized THCR’s common stock reserved for issuance upon exercise of such warrants.

•	Holders of TCH First Priority Notes, approximately $425 million aggregate principal face amount, would exchange their notes for approximately $425 million aggregate principal amount of New Notes, $21.25 million in cash, approximately $8.5 million of common stock (approximately 1.41% of the shares of common stock of the recapitalized THCR on a fully diluted basis (excluding any shares reserved for issuance under management stock incentive plans)), and an additional amount in cash equal to simple interest accrued on $425 million at the annual rate of 12.625% through the effective date of the Plan (such payments to be made on the regularly scheduled interest payment dates for the TCH First Priority Notes).

•	The unaffiliated holders of TCH Second Priority Notes, approximately $54.6 aggregate principal face amount, would exchange their notes for approximately $47.7 million aggregate principal amount of New Notes, approximately $2.3 million in cash, approximately $2.1 million of common stock (approximately 0.35% of the shares of common stock of recapitalized THCR on a fully diluted basis (excluding shares reserved for issuance under management stock incentive plans)) and an additional amount in cash equal to simple interest accrued on (i) $54.6 million at the annual rate of 18.625% from the last scheduled date to which interest was paid with respect to the TCH Second Priority Notes to the date that is ninety days after the petition date for the chapter 11 cases (or February 21, 2005), and (ii) approximately $47.7 million at the annual rate of 8.5% from the ninety-first day after the petition date (or February 22, 2005) through the effective date of the Plan.

THCR’s existing common stockholders (excluding Mr. Trump) would receive nominal amounts of common stock of recapitalized THCR (approximately 0.05% of the shares on a fully diluted basis (excluding shares reserved for issuance under management stock incentive plans)), and would receive New Class A Warrants (as defined below) to purchase up to approximately 5.34% of recapitalized THCR’s new common stock on a fully diluted basis (excluding shares reserved for issuance under management stock incentive plans), as described below. All existing options to acquire common stock of THCR or its affiliates would be cancelled. THCR’s common stockholders (excluding Mr. Trump) would also receive an aggregate of $17.5 million in cash, as well as the net proceeds of the sale of a parcel of land owned by the Debtors in Atlantic City, New Jersey constituting the former World’s Fair site, which may be developed for non-gaming related use. The sale of such property would occur after the effective date of the Plan.

On the effective date, the Debtors would issue one-year warrants (the “New Class A Warrants”) to purchase shares of recapitalized THCR’s common stock at an aggregate purchase price of $50 million, or approximately 8.29% of THCR’s fully diluted common stock (excluding any shares reserved for issuance under management stock incentive plans). THCR’s common stockholders (excluding Mr. Trump) would receive New Class A Warrants to purchase up to approximately 5.34% of recapitalized THCR’s common stock and Mr. Trump would receive the remaining Class A Warrants to purchase approximately 2.95% of recapitalized THCR’s common stock. Proceeds from the exercise of New Class A Warrants (plus any interest accrued thereon), and any shares reserved for issuance of such warrants that have not been exercised, would be distributed to holders of TAC Notes on or following the first anniversary of the effective date of the Plan.

The Debtors are unable to predict the price or range of prices of recapitalized THCR’s common stock, New Class A Warrants or New Notes that would be issued in connection with the Plan. The value of recapitalized THCR’s common stock is based on the per share purchase price at which Mr. Trump makes his investment (as described below), or an assumed pro forma total equity value of recapitalized THCR of approximately $582.3 million. This assumed pro forma equity value, which appears in the Debtors’ disclosure statement in connection with the Plan, has not been determined in accordance with generally accepted accounting principles and is not a guarantee or forecast of predicted value of recapitalized THCR. The “New Notes” would be issued by Trump Hotels & Casino Resorts Holdings, L.P. (“THCR Holdings”) and Trump Hotels & Casino Resorts Funding, Inc. (“THCR Funding”), bear interest at an annual rate of 8.5% and have a ten-year maturity. The New Notes would be secured by a security interest in substantially all of the Debtors’ real property and incidental personal property and certain other assets of the Debtors, subject to liens securing a $500 million working capital and term loan facility (the “Exit Facility”) to be entered into on the effective date of the Plan and certain other permitted liens.

Reverse Stock Split and Listing. As part of the Plan, THCR would implement a 1,000 for 1 reverse stock split of the existing common stock of THCR, such that each 1,000 shares of common stock immediately prior to the reverse stock split would be consolidated into one share of new common stock of recapitalized THCR. The aggregate fractional share interests beneficially owned by each holder of existing shares of common stock would be rounded up to the nearest whole number. On or following the effective date of the Plan, THCR expects to apply to have its common stock listed on the NYSE or, if THCR is unable to have its common stock listed on the NYSE, the Nasdaq national market system or small cap system or other national securities exchange.

Donald J. Trump Investment. Pursuant to the Plan and an investment agreement entered among Donald J. Trump, THCR and THCR Holdings on January 25, 2005, on the effective date of the Plan, Donald J. Trump would, among other things:

•	invest $55 million in cash and contribute $16.4 million aggregate principal amount of TCH Second Priority Notes beneficially owned by him (including interest accrued thereon) to the Debtors, in exchange for shares of stock (and/or common stock equivalents) of recapitalized THCR;

•	enter into a new services agreement with THCR, which would have a three-year rolling term, pay Mr. Trump $2.0 million per year, plus a discretionary annual bonus, reimburse Mr. Trump for certain travel and customary administrative expenses incurred by Mr. Trump in his capacity as chairman, and terminate his existing executive agreement;

•	grant THCR Holdings a perpetual, exclusive, royalty-free license to use his name and likeness in connection with the Debtors’ casino and gaming activities, subject to certain terms and conditions, and terminate his existing trademark license agreement with THCR;

•	cause the Trump Organization LLC, Mr. Trump’s controlled affiliate, to enter into a three-year right of first offer agreement with THCR and THCR Holdings, pursuant to which the Trump Organization LLC would be granted a three-year right of first offer to serve as project manager, construction manager and/or general contractor with respect to construction and development projects for casinos, casino hotels and related lodging to be performed by third parties on THCR’s existing and future properties, subject to certain terms and conditions;

•	enter into a voting agreement with THCR that would determine the composition of THCR’s board of directors for a certain period (as described below under “Board of Directors of Reorganized THCR”), subject to certain terms and conditions and applicable law;

•	enter into an amended and restated partnership agreement of THCR Holdings, which would, among other things, require the affirmative vote of Mr. Trump with respect to the sale or transfer of one or more of the Debtors’ current properties; provided, however, that the Debtors could sell or transfer such properties without Mr. Trump’s consent if THCR Holdings indemnified Mr. Trump up to an aggregate of $100 million for the U.S. federal income tax consequences to Mr. Trump associated with such sale or transfer; and

•	receive THCR Holdings’ 25% interest in the Miss Universe Pageant.

Upon consummation of the Plan, Mr. Trump would beneficially own approximately 29.16% of recapitalized THCR’s common stock (and/or common stock equivalents) on a fully-diluted basis (excluding shares reserved for issuance under management stock incentive plans), consisting of (i) approximately 9.12% in exchange for Mr. Trump’s $55 million cash investment, (ii) approximately 2.53% in exchange for Mr. Trump’s contribution of approximately $16.4 million aggregate principal face amount of TCH Second Priority Notes beneficially owned by him (including interest accrued thereon), (iii) approximately 11.02% in return for entering into the trademark license agreement described above and agreeing to modifications to certain existing contractual relationships between Mr. Trump and the Debtors (including entering into the new services agreement described above), (iv) approximately 0.06% representing his existing equity interests after dilution upon the issuance of recapitalized THCR’s common stock, (v) approximately 3.5% issuable upon the exercise of certain ten-year warrants (the “DJT Warrants”) to be issued to Mr. Trump upon consummation of the Plan, having an exercise price equal to 1.5 times the per share purchase price at which Mr. Trump makes his $55 million investment and (vi) approximately 2.95% issuable upon exercise of the New Class A Warrants to be issued to Mr. Trump upon consummation of the Plan.

Board of Directors of Reorganized THCR. Recapitalized THCR’s board of directors would consist of nine members. Initially, five directors (the “Class A Directors”) must be acceptable to the informal committee of certain holders of TAC Notes (the “TAC Noteholder Committee”), and three directors (one of whom shall be Mr. Trump, as Chairman) must be acceptable to Mr. Trump. The ninth director shall be mutually acceptable to the TAC Noteholder Committee and Mr. Trump. The Plan contemplates that Mr. Trump would enter into a voting agreement that would provide for the continued election of Class A Directors (and any person selected by a majority of Class A Directors then serving as directors to fill any vacancy) until the earlier of (i) the date immediately following the date of the sixth annual meeting of THCR’s stockholders following the effective date of the Plan and (ii) such time as the stockholders of recapitalized THCR shall fail to elect Mr. Trump to its board of directors, subject to certain terms and conditions. Until THCR and

THCR Holdings terminated Mr. Trump’s services agreement for “Cause,” (i) Mr. Trump would have the right to designate up to three directors (along with a ninth director that must be mutually acceptable to Mr. Trump and a majority of Class A Directors), subject to adjustment based on Mr. Trump’s beneficial ownership of shares of recapitalized THCR’s common stock and (ii) Mr. Trump would serve on each committee of recapitalized THCR’s board of directors, other than the compensation committee and audit committee.

The directors would be divided into three classes, each having staggered three-year terms. One of Mr. Trump’s designees, one of the Class A Directors and the joint director that must be mutually acceptable to the TAC Noteholder Committee and Mr. Trump would serve in the class of directors whose terms would expire at the first annual meeting of stockholders following their election. One of Mr. Trump’s designees and two of the Class A Directors would serve in the class of directors whose terms would expire at the second annual meeting of stockholders following their election. Mr. Trump and two of the Class A Directors would serve in the class of directors whose terms would expire at the third annual meeting of stockholders following their election. The Debtors do not currently know all the individuals who would serve as directors of the reorganized Debtors. Prior to the confirmation hearing for the Plan, THCR expects to submit to the Bankruptcy Court the names of the nine individuals as proposed directors of the initial board. The foregoing arrangements with respect to recapitalized THCR’s board of directors would be subject to applicable law (including applicable approvals from gaming authorities), fiduciary duties and stock exchange and securities market rules.

Under the Plan, the current members of the Debtors’ management may serve in their respective positions through the first meeting of the board of directors of THCR after the effective date of the Plan, which would take place no later than thirty days after the effective date. A majority of recapitalized THCR’s board of directors would select the senior management of the Debtors, which may include current members of management, subject to mutually acceptable terms of employment.

Corporate Reorganizations. Under the Plan, on or prior to the effective date of the Plan, certain subsidiaries of THCR would be dissolved, and other subsidiaries currently existing as partnerships, including Trump Taj Mahal Associates (“Taj Associates”), Trump Plaza Associates (“Plaza Associates”) and Trump Marina Associates, L.P. (“Marina Associates”), would be converted or merged into limited liability companies in the applicable state of organization. In addition, Trump Casinos II, Inc., which is wholly owned by Mr. Trump, would merge into TCI 2 Holdings, LLC, a Delaware limited liability company and wholly-owned subsidiary of THCR. On or prior to the Effective Date, Trump Hotels & Casino Resorts, Inc. would be renamed Trump Entertainment Resorts, Inc., Trump Hotels & Casino Resorts Holdings, L.P. would be renamed Trump Entertainment Resorts Holdings, L.P., Trump Hotels & Casino Resorts Funding, Inc. would be renamed Trump Entertainment Resorts Funding, Inc. and Trump Hotels & Casino Resorts Development Company, LLC would be renamed Trump Entertainment Resorts Development Company, LLC. On or following the effective date of the Plan, TCH and TCF and, with the exception of Trump Indiana, Inc., Trump Indiana Realty, LLC and Marina Associates (which would be converted or merged into a limited liability company), the other subsidiaries of TCH, would be dissolved and would cease to be reporting entities under the Exchange Act.

The following chart shows the proposed corporate structure of the reorganized Debtors after consummation of the Plan:

DIP Facility and Exit Facility. On November 22, 2004, the Debtors entered into a debtor-in-possession financing (the “DIP Facility”) providing up to $100 million of borrowings during the Debtors’ chapter 11 cases, secured by a first priority priming lien on substantially all the assets of the Debtors, including the assets securing the TAC Notes and TCH Notes. On the effective date of the Plan, the Debtors expect to enter into the Exit Facility, which would be secured by a first priority security interest in substantially all the Debtors’ assets, senior to the liens securing the New Notes. The Debtors expect to use the proceeds from the Exit Facility to repay the DIP Facility, fund deferred capital expenditures, pay transaction expenses in connection with the restructuring and finance future expansion of the Debtors’ properties, among other uses.

Summary of Chapter 11 Proceedings

General. The Debtors continue to operate their businesses as debtors-in-possession under the jurisdiction of the Bankruptcy Court in accordance with the provisions of the Bankruptcy Code, the federal rules of bankruptcy procedure, relevant court orders and applicable law. The Debtors remain in possession of their properties and assets and continue to operate their business, but may not engage in transactions outside the ordinary course of business without prior approval of the Bankruptcy Court. Under the Bankruptcy Code, actions against the Debtors to collect prepetition indebtedness, as well as most pending litigation against the Debtors, are stayed and other prepetition obligations generally may not be enforced against the Debtors. Absent an order of the Bankruptcy Court, substantially all prepetition liabilities are subject to settlement under a plan of reorganization to be voted on by creditors and other stakeholders and approved by the Bankruptcy Court; provided, however that general unsecured claims that are allowed by the Bankruptcy Court would be paid in full under the Plan. On February 14, 2005, the Bankruptcy Court approved the Debtors’ disclosure statement (the “Disclosure Statement”), which summarizes the Plan, as containing adequate information, as such term is defined in Section 1125 of the Bankruptcy Code, and authorized the Debtors to solicit votes from creditors and other stakeholders on whether or not to accept the Plan. The Debtors commenced such solicitation on February 22, 2005.

As set forth in the Plan, the Bankruptcy Court established February 9, 2005 as the record date for voting to accept or reject the Plan, and March 21, 2005 as the deadline for returning completed ballots (with the exception of securities held in “street name” (i.e., through a brokerage firm, trust company or other nominee), for which the deadline for submitting ballots to the applicable nominee was March 21, 2005, and the deadline for such nominee to return completed ballots to the Debtors’ voting agent was March 23, 2005). The voting agent for the Debtors has completed its preliminary tabulation of ballots submitted by eligible creditors and stakeholders to accept or reject the Plan. Based on such analysis, the Debtors believe they have received acceptances from significant majorities of classes entitled to vote on the Plan. In addition, on March 30, 2005, the Debtors, the official committee of THCR’s equity holders appointed in the Debtors’ chapter 11 cases (the “Equity Committee”), the TAC Noteholder Committee, the informal committees of holders of TCH Notes (the “TCH Noteholder Committee”) and Donald J. Trump executed a stipulation, pursuant to which the co-chairs of the Equity Committee, which hold over five million shares of THCR’s common stock and had originally voted against the Plan, agreed to withdraw such votes and instead vote in favor of the Plan, as amended. For a discussion of the proposed treatment of beneficial owners of existing THCR’s common stock (excluding Mr. Trump) under the Plan, see “Business; Recent Events; Summary of the Plan.” Based on such support, as well as the acceptances of the Plan already received, the Debtors believe they will receive acceptances from the requisite number and amount of claims and interests represented by creditors and stakeholders to confirm the Plan. The Bankruptcy Court has scheduled a hearing to consider confirmation of the Plan on April 5, 2005. The Debtors will emerge from bankruptcy if and when the Bankruptcy Court approves the Plan and all conditions to the consummation of the Plan have been satisfied or waived.

Committees and Certain Litigation Matters in the Chapter 11 Cases. Prior to the petition date of the Debtors’ chapter 11 cases, representatives of the debtors met with, provided materials to and engaged in extensive arms-length negotiations with the TAC Noteholder Committee, the TCH Noteholder Committee and Donald J. Trump. THCR’s participation in this recapitalization process was overseen by the special committee comprised of THCR’s independent directors. The Debtors entered into the Restructuring Support Agreement with certain holders of TAC Notes and TCH Notes and Mr. Trump with respect to the general terms and conditions of a restructuring of the Debtors. In December 2004, the United States trustee appointed the Equity Committee, which filed a number of motions and raised certain objections to the Plan (including a recommendation that each stockholder of THCR vote to reject the Plan) that were summarized in a letter enclosed with the solicitation materials accompanying the Disclosure Statement. In addition, the Equity Committee and the Debtors had engaged in extensive litigation activities, including depositions, document requests and other discovery-related matters. However, based on the stipulation entered into by the Debtors, the Equity Committee and certain other parties on March 30, 2005, the Equity Committee has agreed to withdraw its opposition and support the Plan.

DLJ Merchant Banking Partners III, L.P. (“DLJMB”) has objected to the Plan and asserted a claim of $25 million, plus expenses of at least $1 million against certain of the Debtors with respect to a proposed $400 million equity investment by DLJMB in the Debtors pursued by the Debtors and DLJMB in 2004. In addition, certain Native American tribes have asserted various claims for damages in excess of $500 million in connection with previous business dealings with the Debtors. The Debtors cannot predict the outcome of these litigation matters, or their effect on the Debtors’ business. See “Legal Proceedings.”

The Debtors have filed several motions in the chapter 11 cases pursuant to which the Bankruptcy Court has granted authority or approval with respect to various matters required by the Bankruptcy Code and/or necessary for the Debtors’ reorganization efforts. The Debtors have obtained orders providing for, among other things (i) obtaining the $100 million DIP Facility during the pendency of the chapter 11 cases, (ii) payment of undisputed unimpaired trade claims during the pendency of the chapter 11 cases, (iii) payment of employee compensation and benefits, and (iv) use of cash collateral by the Debtors during the chapter 11 cases.

Schedules, Executory Contracts and Unexpired Leases. The Debtors have filed with the Bankruptcy Court schedules of assets and liabilities as reflected on the Debtors’ books and records. Subject to certain limited exceptions, the Bankruptcy Court established a bar date of January 18, 2005 for the submission of all prepetition claims against the Debtors and February 18, 2005 as the bar date for the submission of prepetition claims of governmental agencies. A bar date is the date by which claims against the Debtors must be filed if the claimants wish to receive any distribution in the bankruptcy proceedings. The Debtors notified known or potential claimants subject to the applicable bar date of their need to file a proof of claim with the Bankruptcy Court. The Debtors are in the process of reconciling claims with the Debtors’ records and, if applicable, objecting to such claims. If the Debtors cannot resolve any differences through negotiations with applicable claimants, the Bankruptcy Court will generally resolve such disputed claims. Because certain creditors have filed claims substantially in excess of amounts reflected in the Debtors’ records, the Debtors do not currently know the ultimate number and amount of allowed claims or the ultimate distribution with respect to such claims.

Under the Bankruptcy Code, the Debtors have the right to assume, assign or reject certain executory contracts and unexpired leases, subject to approval of the Bankruptcy Court and certain other conditions. Generally, the assumption of an executory contract or unexpired lease requires a debtor to cure certain existing defaults under the contract, including payment of accrued but unpaid pre-petition liabilities. Rejection of an executory contract or unexpired lease is typically treated as a breach of the contract or lease, with the breach occurring as of the moment immediately preceding the chapter 11 filing. Subject to certain exceptions, this rejection relieves the debtor from performing its future obligations under that contract but entitles the counterparty to assert a pre-petition general unsecured claim for damages. Parties to executory contracts or unexpired leases rejected by a debtor may file proofs of claim against that debtor’s estate for damages.

On March 11, 2005, the Debtors filed schedules with the Bankruptcy Court indicating the executory contracts and unexpired leases they expect to assume under the Plan. The Debtors have since amended these schedules and may do so again prior to confirmation of the Plan. The Debtors’ assumption of an executory contract or lease would generally require them to cure prior defaults under the applicable contract or lease, including all pre-petition liabilities. Unless otherwise agreed by the parties to the assumed contracts and leases, the cure amounts would be paid on the later of the effective date of the Plan, as due in the ordinary course of business or on such terms as the parties to such contracts and leases otherwise agreed. The Debtors’ estimate of cure payments could vary considerably after they have finally negotiated or resolved any disputed amounts. The Bankruptcy Court would eventually resolve any claims by parties affected by the rejections of these contracts or leases. Due to the uncertain nature of many of the potential claims for damages, the Debtors cannot project the magnitude of those potential claims at this time.

Timing of Chapter 11 Cases. The Debtors cannot currently predict with certainty the effect of the chapter 11 cases on their business or various creditors. Although the Restructuring Support Agreement contemplates that the Debtors will consummate the Plan on or prior to May 1, 2005, there can be no assurance of when the Debtors will emerge from bankruptcy. If the conditions precedent to the effective date of the Plan have not occurred or been waived by May 1, 2005, then the Bankruptcy Court could vacate any confirmation order issued in connection with the Plan and the Debtors could pursue an alternative plan of reorganization that may not be as favorable to the Debtors’ creditors and other stakeholders as the Plan. The Debtors’ future results depend on confirming and successfully implementing a plan of reorganization on a timely basis. Even if the Plan is approved and implemented, the consummation of the Plan cannot ensure that the Debtors will generate the cash flows necessary to achieve profitability.

Fresh Start Accounting Treatment. If the Plan is consummated, we anticipate our consolidated financial statements would reflect “fresh start” reporting adjustments made upon our emergence from chapter 11. As a result, the book value of our properties and related depreciation and amortization expense, among other things, could change considerably from the items set forth in our historical consolidated financial statements. As a result of our fresh start accounting treatment and the transactions contemplated by the Plan, our financial condition and results of operations would not be comparable to the historical balance sheets, statements of operations or other financial information included in this report.

Other Alternatives. There can be no assurance that the Bankruptcy Court will confirm the Plan or approve the other transactions contemplated in connection with the Plan. If the Plan or other recapitalization plan is not consummated, the Debtors may seek an alternative restructuring of their debt capitalization and capital structure. There can be no assurance that the terms of any alternative restructuring would be similar or as favorable to the Debtors’ creditors and other stakeholders as the terms of the Plan or if and when the Debtors would exit chapter 11.

Donald J. Trump Investment Agreement

As described above, on January 25, 2005, THCR, THCR Holdings and Donald J. Trump entered into an investment agreement (the “DJT Investment Agreement”), pursuant to which Mr. Trump has agreed to invest $55 million in THCR Holdings and contribute approximately $16.4 million aggregate principal face amount of TCH Second Priority Notes beneficially owned by him (including interest accrued thereon) in exchange for common stock (or common stock equivalents) of recapitalized THCR in connection with the

Plan. The Debtors and Mr. Trump expect to amend the DJT Investment Agreement in connection with the stipulation entered into on March 30, 2005 by the Debtors, the Equity Committee and certain other parties. Mr. Trump’s investment agreement also contains certain ancillary agreements to be executed with certain of the Debtors on the effective date of the Plan, including a services agreement, trademark license agreement (and related trademark security agreement), voting agreement, right of first offer agreement, warrant agreements and agreement assigning THCR Holdings’ 25% interest in the Miss Universe Pageant to Mr. Trump. The DJT Investment Agreement and related agreements are subject to the terms and conditions set forth therein and are subject to the approval of the Bankruptcy Court. (See “Business; Certain Agreements; Post-Petition Contracts”).

Termination of Trump 29 Management Agreement

On December 22, 2004, THCR Management Services, LLC (“THCR Management Services”) and Trump Hotels & Casino Resorts Development Company, LLC (“THCR Development”) entered into a memorandum of understanding (the “Memorandum of Understanding”) with the Twenty-Nine Palms Band of Luiseno Mission Indians of California (the “Tribe”) and Twenty-Nine Palms Enterprises Corporation, a wholly-owned entity of the Tribe (“Enterprises”). Pursuant to the Memorandum of Understanding, THCR Management Services and THCR Development agreed to terminate the Amended Gaming Facility Management Agreement (the “Trump 29 Management Agreement”), dated March 28, 2002, among the Tribe, Enterprises and THCR Management Services (along with an agreement in connection with the financing, development and construction of the Trump 29 Casino and a trademark agreement that licensed the “Trump” name for use at such facility). The termination of the Trump 29 Management Agreement was subject to payment by the Tribe and Enterprises of (i) all management fees earned by THCR Management Services for services rendered under the Trump 29 Management Agreement through December 31, 2004, and (ii) a $6 million fee, among other conditions. From April 2000 through December 2004, THCR Management Services managed the Trump 29 Casino, located in Coachella, California and owned by Enterprises, pursuant to the Trump 29 Management Agreement. Under such agreement, THCR Management Services received an annual fee based on a percentage of net revenues (as defined in the Trump 29 Management Agreement) in consideration for the management services provided thereunder (payable monthly in an amount equal to the accrued management fee for the preceding month plus any accrued, unpaid amounts). On January 21, 2005, the Bankruptcy Court approved the Memorandum of Understanding. Termination of the Trump 29 Management Agreement will result in the loss of revenues from such agreement, which will adversely affect our liquidity and operating performance.

French Lick Gaming License

In July 2004, we obtained a license to develop a casino in French Lick, Indiana, originally expected to open in early 2006. On March 2, 2005, we announced that negotiations with the Indiana Gaming Commission to construct such a casino had ceased, due in part to a recent decision of the Indiana Tax Court that adversely affected the Indiana casino industry, among other factors.

Indiana Riverboat Wagering Tax

In October 2004, Trump Indiana, Inc. received a notification from the Indiana Department of Revenue assessing Trump Indiana, Inc. approximately $17 million through 2002 for its share of an industry-wide tax assessment affecting Indiana riverboat gaming companies. Although THCR accrued the liability associated with such assessment, absent consummation of the Plan (and the resulting liquidity from the Exit Facility), it may not have adequate liquidity to pay the tax assessment in full and any associated interest and penalties. On March 23, 2005, Trump Indiana, Inc. and the Indiana Department of Revenue entered into a settlement agreement, pursuant to which Trump Indiana, Inc. would pay the Indiana Department of Revenue $20,708,071 in consideration of amounts due, (i) $500,000 of which would be payable within five days of the execution of such agreement (which amount was paid upon execution of the settlement agreement), (ii) $500,000 of which would be payable on the first day of each month thereafter until the effective date of the Plan, and (iii) the balance of which would be payable on the effective date of the Plan. The Company has fully accrued the amount of the settlement as of December 31, 2004. The settlement agreement and the payments described above are subject to the approval of the Bankruptcy Court.

General

Through our wholly-owned subsidiaries, Marina Associates and Trump Indiana, Inc., we own, operate and manage two casino hotel properties:

•	Trump Marina Hotel Casino—opened in 1985 and acquired by THCR in October 1996, situated in Atlantic City’s rapidly developing marina district, Trump Marina Hotel Casino (“Trump Marina”) consists of a 27-story hotel with 728 guest rooms, including 153 suites, 97 of which are luxury suites. The casino offers approximately 79,700 square feet of gaming space, approximately 2,545 slot machines, approximately 76 table games, a simulcast racetrack facility and approximately 58,000 square feet of convention, ballroom and meeting space. Trump Marina also features an approximately 540-seat cabaret-style theater, a nightclub, two player clubs, two retail stores, seven restaurants, a cocktail lounge and a pool side snack bar. To facilitate access to the property, Trump Marina has a nine-story parking garage capable of accommodating approximately 3,000 cars. Trump Marina also has 11 bus bays and a roof-top helipad.

•	Trump Indiana Casino Hotel—a riverboat casino located approximately 25 miles from downtown Chicago catering primarily to the northwest Indiana and Chicago markets. Opened in June 1996, Trump Indiana Casino Hotel (“Trump Indiana”) is located conveniently near I-80/95 and I-90 on a 280-foot gaming vessel with approximately 43,000 square feet of gaming space, approximately 1,632 slot machines, approximately 30 table games, approximately 30 poker tables and the capacity to accommodate approximately 2,700 passengers. Trump Indiana operates in Buffington Harbor, an approximately 100-acre site in Gary, Indiana. Trump Indiana’s docking facility and land-based pavilion, which it shares with its joint venture partner, Majestic Star Casino, LLC (“Majestic Star”), includes an approximately 40,000 square foot pavilion housing meeting space, a buffet, a steakhouse restaurant, several restaurant kiosks, bars and lounges, gift shops, staging and ticketing areas, surface parking for approximately 2,300 automobiles and a 300-room hotel. Through another joint venture with an affiliate of Majestic Star, we also own the site immediately adjacent to such facilities, which includes a parking garage that accommodates up to approximately 2,000 cars. See “Business; Certain Agreements; Pre-Petition Contracts; Buffington Harbor Joint Venture.”

Since August 2002, the State of Indiana has permitted riverboat casinos to implement dockside gaming, which Trump Indiana has adopted. Dockside gaming eliminates Trump Indiana’s need to cruise which required patrons to wait for boarding times that had previously been scheduled every two hours. Effective July 11, 2003, the State of Indiana permitted riverboat casinos to operate 24 hours per day. In addition, the State of Indiana also passed legislation that allows a person or entity to own up to 100% in no more than two riverboat licenses. Previously, a person or entity could simultaneously own up to 100% in one riverboat owner’s license and no more than 10% in a second riverboat owner’s license.

Hotel-Casino Resort Properties

We have provided below certain information regarding our properties as of December 31, 2004. We wholly own and operate each of these properties (because the Trump 29 Management Agreement has been terminated, we have not included information regarding Trump 29 in this summary).

Name and Location	Number of Rooms/ Suites	Approximate Casino Square Footage	Slots Machines	Gaming Tables(1)
Atlantic City, NJ
–Trump Marina	728	79,700	2,545	76
Buffington Harbor, IN
–Trump Indiana	300	43,000	1,632	60

Total	1,028	122,700	4,177	136

(1)	Generally includes blackjack, baccarat, craps, pai gow poker, Caribbean stud poker, roulette and poker.

We believe that our properties derive substantial benefit from the widespread recognition of the “Trump” name and its association with high quality amenities and first class service. Our properties use the “Trump” name to attract business at each site where we seek to provide an exciting gaming and entertainment experience tailored to the primary patrons in each of our markets.

In this Form 10-K, the term “TCH Properties” includes Trump Marina and Trump Indiana. Unless otherwise noted, the terms “we,” “us,” and “our” refers to TCH and its wholly-owned subsidiaries, unless otherwise noted.

Business and Marketing Strategy

We consistently evaluate our properties and their amenities in order to remain competitive. From time to time, we make changes to our properties in response to patron demand either on an industry-wide or property-specific basis. Below is a brief description of our business and marketing strategy:

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

Ticket In-Ticket Out (“TITO”) gaming is an alternative payment method to coin handling on the casino slot floor. Casino operators can program a slot machine to pay a slot payout, or a portion thereof, with a ticket. The ticket can then be reinserted into another TITO slot machine, be exchanged for cash at a cashier’s station or held by the player and used at a later time. At December 31, 2004, Trump Marina and Trump Indiana had approximately 2,213 and 1,368 TITO slot machines, respectively, representing approximately 87% and 84% of their respective slot floors. We believe that such slot machines enhance slot patrons’ gaming experience and reduce overhead, labor and costs associated with operating a slot floor.

Targeted Marketing and Promotion. We actively promote our casinos, entertainment offerings, hotels and restaurants by using a variety of media, including billboard and other outdoor signage, print, broadcast and the Internet. In addition, we employ marketing representatives as a means of attracting gaming patrons to our properties. We have developed and maintain extensive and targeted customer databases. We also employ a focused direct-mail program, integrated with our player tracking systems, to efficiently target our database customers with a variety of promotional programs to enhance customer loyalty. Promotional events in 2004 included gift giveaways, sweepstakes, slot tournaments and Asian and other ethnic events that were designed to increase our frequent player programs. We estimate that rated players (i.e., players in our database targeted for promotional programs) account for approximately 87% of the gaming revenues at Trump Marina and approximately 60% at Trump Indiana, which we believe evidences our ability to attract our targeted customers. If we were to consummate the Plan, THCR and THCR Holdings would enter into a new services agreement with Donald J. Trump, pursuant to which Mr. Trump would participate in six promotional events per year and would reasonably cooperate with THCR in the production of advertisements on behalf of THCR and its subsidiaries. We believe that the services agreement, along with the trademark license agreement that THCR Holdings would enter into with Mr. Trump upon confirmation of the Plan (granting THCR Holdings a perpetual, exclusive, royalty-free license to use Mr. Trump’s name and likeness in connection with THCR’s casino and gaming activities, subject to certain terms and conditions), would benefit our marketing activities through the continued association with the “Trump” brand.

Maintain Stringent Cost Controls. We have achieved significant cost savings in the past through several initiatives. These initiatives include matching employee schedules more efficiently to peak business hours in a manner that the Company believes does not sacrifice customer service and achieving labor savings through increased automation of slot machines and related products on the gaming floor.

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

The Atlantic City Market

The Atlantic City market serves the New York-Philadelphia-Baltimore-Washington, D.C. corridor with nearly 30 million adults living within a three-hour driving radius and has historically generated consistent growth in gaming revenues. The Atlantic City gaming market currently consists of 12 casino properties with a total of approximately 15,162 hotel rooms and approximately 1.4 million square feet of gaming space containing approximately 42,000 slot machines and approximately 1,400 table games.

Other gaming operators in Atlantic City have announced or recently completed new development or expansion projects. The Borgata Casino Hotel and Spa (the “Borgata”), a casino resort complex developed in Atlantic City’s marina district through a joint venture between MGM Mirage, Inc. and Boyd Gaming Corporation, opened in July of 2003 and represents the first new casino in Atlantic City in 13 years. Located on an approximately 25-acre site, the Borgata features a 40 story tower with approximately 2,000 rooms and suites, an approximately 125,000 square foot casino, restaurants, retail shops, spa, pool and entertainment venues. Recently, Boyd Gaming has announced multiple expansions of the Borgata that would take place in two phases. The first phase would include restaurants, gaming, meeting and convention space, as well as an expanded spa. The first phase is expected to be completed by the summer of 2006. The second phase, which is expected to begin during the first expansion phase, would include a new hotel tower with approximately 800 guest rooms, suites and resort condominiums. The second phase is expected to be completed by the end of 2007.

In July 2004, Harrah’s Entertainment, Inc. announced its intention of buying Caesars Entertainment, Inc., which, if consummated, would create the world’s largest gaming company with as many as 54 casinos across the country. The Harrah’s-Caesars company would hold a large percentage of properties in jurisdictions in which we currently compete. State regulatory agencies and the Federal Trade Commission are reviewing the Harrah’s-Caesars merger, which the companies expect to be consummated by mid-2005. On September 27, 2004, Harrah’s Entertainment, Inc. and Caesars Entertainment, Inc. signed a definitive agreement to sell four casino properties to an affiliate of Colony Capital, LLC. The properties included in the sale are Harrah’s East Chicago, Harrah’s Tunica, Atlantic City Hilton and Bally’s Tunica. The sale of these properties is not a condition of the merger.

In 2002, Harrah’s Casino Hotel, located in Atlantic City’s marina district, completed construction of an additional hotel tower with 452 rooms and expanded its casino floor to include 950 additional slot machines. In March 2005, Harrah’s proposed another expansion of their hotel casino. The project site would encompass approximately 22 acres of land and provide for a new 1,232 room hotel tower; an approximately 80,000 square foot pool, spa and exercise area; an approximately 70,000 square foot expansion of the casinos’ retail floor area; approximately 36,000 square feet of new restaurant space and approximately 6,500 square feet of new gaming space.

In addition, Caesars Entertainment, Inc. (formerly Park Place Entertainment, Inc.) connected its Bally’s and Claridge properties in July 2002 and merged the properties into a single casino resort in December 2002. In December 2002, Caesars began renovating the adjacent Ocean One Mall into an upscale retail and entertainment complex, which is expected to be completed in 2006. Additionally, Bally’s and Caesars commenced construction of a 3,189 space parking garage to be built in conjunction with the New Jersey Casino Reinvestment Development Authority (the “CRDA”), to provide parking for their operations, the Atlantic City Medical Center and the recently opened “The Walk” retail and entertainment complex, which is expected to be completed in the spring of 2005.

In May 2003, Showboat Casino Hotel completed the construction of a 544 room hotel tower. Additionally, in late 2004, Showboat commenced construction of additional hotel suites, gaming and retail space and an entertainment complex featuring an approximately 2,200 seat House of Blues music club. The House of Blues is scheduled to open in the summer of 2005.

In June 2004, MGM Mirage and Mandalay Resort Group announced that they had entered into a definitive merger agreement under which MGM Mirage agreed to purchase Mandalay Resort Group. The transaction is anticipated to close in the second quarter of 2005. The combined company would reportedly own and operate up to twenty-eight properties across the country.

In November 2004, Penn National Gaming Inc. agreed to acquire Argosy Gaming Co., which would reportedly transform Penn National Gaming Inc. into the nation’s third-largest operator of gaming properties.

In November 2004, Aztar Corp. completed its expansion of its Tropicana Atlantic City property. The expansion included an additional 502 hotel rooms and a 200,000 square foot themed retail, dining and entertainment complex.

In the second quarter of 2004, Resorts Atlantic City completed construction of a 459 room hotel tower with additional gaming space.

Historically, Atlantic City has experienced a shortage of available hotel rooms on the weekends during the peak spring and summer seasons and on long holiday weekends in other parts of the year. We believe that the addition of hotel rooms in Atlantic City would benefit the overall Atlantic City market by increasing patrons’ visits and perhaps the duration of patrons’ visits during these peak seasons and weekends. See “Business; Seasonality.”

Northwest Indiana/Chicagoland Market

The northwest Indiana and the greater Chicago metropolitan market, known as the “Chicagoland” market, is the third largest gaming market in the United States, generating approximately $2.3 billion in revenues for the year ended December 31, 2004. As of December 31, 2004, the Chicagoland market featured nine casinos, over 1,000 hotel rooms and over 390,000 square feet of gaming space containing approximately 13,590 slot machines and 378 table games.

From 1999 to 2004, total gaming revenues in the Chicagoland market have increased approximately 32.4%, during which period only two new facilities opened. The Chicagoland market is the third most populated metropolitan area in the United States. Furthermore, the population and average income in the Chicagoland market rank highest among all United States riverboat gaming markets. Entrance into the market is limited by the fixed number of gaming licenses available in Indiana and Illinois. Currently, a maximum of 11 licenses are permitted in Indiana, ten of which have been issued (five on Lake Michigan, including Trump Indiana and five on the Ohio River) and a maximum of 10 licenses are permitted in Illinois, of which nine have been issued. The remaining Illinois license has been granted to Isle of Capri Casinos, Inc. to operate a casino in Rosemont, Illinois. The remaining Indiana license was granted to Orange County, in the southern portion of the state. In July 2004, we obtained the remaining Indiana license to develop a casino in French Lick, Indiana. On March 2, 2005, we announced that negotiations with the Indiana Gaming Commission to construct such a casino had ceased, due in part to a recent decision of the Indiana Tax Court that adversely affected the Indiana casino industry, among other factors. The areas surrounding Trump Indiana have experienced limited casino development and expansion activity.

Competition

Atlantic City

Competition in Atlantic City is intense and is increasing. At the present time, 12 casino hotels located in Atlantic City compete with each other on the basis of customer service, quality and extent of amenities, including Trump Marina. For this reason, we and our competitors require substantial capital expenditures to compete effectively. Substantial new expansion and development activity has recently been completed, is under construction or has been announced in Atlantic City at other properties, including the opening of the Borgata in July 2003. See “Business; The Atlantic City Market.”

In addition, we believe that there are several other sites on the boardwalk and in the marina district on which casino hotels could be built in the future, and various applications for casino licenses have been filed and announcements with respect thereto have been made from time to time. Proposed and future developments and expansions may have a material adverse effect on our business and operations. There also can be no assurances that any Atlantic City development projects, which are planned or in process, will be completed. See “Business; The Atlantic City Market.”

Native American Tribes. Trump Marina also faces considerable competition from casino facilities in a number of states operated by federally recognized Native American tribes, such as Foxwoods Resorts Casino in Ledyard, Connecticut and Mohegan Sun Casino Resort in Uncasville, Connecticut. Pursuant to the Indian Gaming Regulatory Act (the “IGRA”), which was passed by Congress in 1988, any state that permits casino-style gaming (even if only for limited charity purposes) is required to negotiate gaming compacts with federally recognized Native American tribes. Under the IGRA, Native American tribes enjoy comparative freedom from regulation and taxation of gaming operations, which provides them with an advantage over their competitors, including Trump Marina.

In addition, Native American nations are seeking federal recognition, land and negotiation of gaming compacts in New York, Pennsylvania, Connecticut and other states near Atlantic City. If successful, additional casinos built in or near this portion of the United States could have a material adverse effect on the business and operations of Trump Marina.

Pennsylvania State Legislation. In July 2004, the Pennsylvania State legislature passed extensive legislation that could adversely affect Trump Marina. The legislation permits up to 61,000 slot machines state-wide at up to 14 different locations, seven or eight of which would be at racetracks, plus four or five slot parlors and two small resorts. Three of the racetracks, Pocono Downs, Philadelphia Park and Chester Downs, as well as two slot parlors located within the city limits of Philadelphia, are located in the Debtors’ customer markets. It is anticipated that up to 15,000 slot machines may be in place by 2006-2007.

New Jersey State Legislation. In September 2002, the New Jersey State legislature proposed an amendment to the New Jersey Constitution that, if approved by the citizens of New Jersey in a general election, would permit the legislature to adopt legislation permitting slot machines at the Meadowlands Racetrack in East Rutherford, New Jersey. In addition, the acting Governor of New Jersey has proposed that the New Jersey Lottery operate video lottery terminals (“VLTs”) at the Meadowlands Racetrack. The Governor has suggested that the operation of such VLTs can be authorized by the New Jersey Legislature. The New Jersey Constitution prohibits the legislature from authorizing gambling of any kind unless the specific kind, restriction and control thereof has been authorized by the voters of New Jersey. In the early 1970’s the voters of New Jersey authorized the legislature to establish a state lottery. In 1976, New Jersey voters authorized the legislature to permit the operation of casinos within the boundaries of Atlantic City. We believe that casino gaming, including the operation of slot machines and VLTs at the Meadowlands Racetrack, may not be expanded into areas of New Jersey beyond Atlantic City unless authorized by New Jersey voters pursuant to a voter referendum. If New Jersey’s constitution were to be so amended and such legislation adopted and/or such a referendum passed, any gaming at the Meadowlands Racetrack could have a material effect on Atlantic City’s casinos, including the Trump Marina.

The New Jersey legislature is considering a comprehensive ban on smoking in all indoor public places including licensed casino hotels. The acting Governor of New Jersey has indicated that he would sign such legislation into law if enacted by the legislature. Such a comprehensive ban on smoking in indoor public places, including the casino floor area of casino hotels, could have a material adverse effect on the Atlantic City gaming market, including the Trump Marina.

New York State Legislation. In October 2001, the State of New York, citing a statewide economic crisis precipitated by the September 11, 2001 terrorist attacks on New York City, passed legislation permitting VLTs at five harness racetracks and allowing the governor to negotiate Class III gaming compacts with Native American tribes for up to six resort-scale casinos. The legislation allows three tribal resort-scale casinos in the Catskills, within 90 minutes of New York City, and another three in the Buffalo-Niagara Falls area. The three Buffalo-Niagara Falls resort scale casinos would join two existing Indian casinos, the Turning Stone, operated by the Oneida Nation near Syracuse and one owned by the St. Regis Mohawks, near the Canadian Border.

On January 28, 2004, Saratoga Gaming and Raceway in upstate New York opened a gaming facility featuring approximately 1,300 VLTs, and on February 28, 2004, Finger Lakes Gaming and Racetrack in upstate New York also opened a gaming facility featuring approximately 1,000 VLTs. In March 2004, New York State’s third racino at Buffalo Raceway in Hamburg opened with 990 VLTs. MGM Mirage has announced that it has an understanding with the New York Racing Association to manage VLTs at the Aqueduct horseracing track in metropolitan New York, subject to certain conditions. Competition from these properties, and other properties, when opened, could have a material adverse effect on Trump Marina.

Other States. Legislation permitting other forms of casino gaming has been proposed, from time to time, in various states, including those bordering the State of New Jersey. Six states have presently legalized riverboat gambling while others are considering its approval, including the State of New York and the Commonwealth of Pennsylvania. Several states are considering or have approved large-scale land-based casinos. The business and operations of Trump Marina could be adversely affected by such competition, particularly if casino gaming were permitted in jurisdictions near or elsewhere in New Jersey or in other states in the Mid-Atlantic and Northeast. Currently, casino gaming, other than Native American gaming, is not allowed in other areas of New Jersey or in Connecticut, New York or Pennsylvania. To the extent that legalized gaming becomes more prevalent in New Jersey or other jurisdictions near Atlantic City, competition would further intensify. In particular, proposals have been introduced to legalize gaming in other locations, including Pennsylvania and Maryland. The legislative proposals in Pennsylvania would allow for a wide range of gaming activities, including riverboat gaming, video lottery terminals at liquor stores and the formation of a gaming commission, in addition to the recently passed legislation regarding slot machines described above. Maryland’s proposed legislation would authorize VLTs at some of Maryland’s racing facilities. The results of the 2002 gubernatorial elections in Pennsylvania and Maryland have also increased the likelihood of gaming legislation in such states. We are unable to predict whether any such legislation, in such states or elsewhere, will be enacted or whether, if passed, would have material adverse effect on Trump Marina.

Chicagoland

Competition in the Chicagoland market is intense. We believe that competition in the gaming industry, particularly the riverboat and dockside gaming industry, is based on a combination of quality and location of gaming facilities, the implementation of effective marketing strategies and customer service and satisfaction. Trump Indiana is seeking a competitive advantage primarily based upon its proximity to, and direct access from Chicago, extensive parking facilities, name recognition, a competitive gaming vessel and gaming experience and targeted marketing strategies. Although we believe that the location of Trump Indiana allows it to compete effectively with other casinos in the surrounding geographic area, management expects competition in the casino gaming industry to become more intense as casinos are opened and new entrants into the gaming industry become even more operational.

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

At the present time, there are four other riverboats in the Chicago, Illinois area. On March 15, 2004, the Illinois Gaming Board granted Isle of Capri Casinos, Inc. a license to operate a casino in Rosemont, Illinois, which is located in the Chicagoland area. The Illinois Legislature also authorized gaming on barges in Illinois. In addition to barge gaming, which facilitates a larger casino floor than a conventional boat, Illinois gaming regulators relaxed ownership hurdles, allowing operators to own more than one casino in the state. There can be no assurance that Indiana will allow gaming on barges. Effective July 11, 2003, the State of Indiana permitted riverboat casinos to operate 24 hours per day. In 2003, the State of Indiana passed legislation that allows a person or entity to own up to 100% in no more than two riverboat licenses. Previously, a person or entity could simultaneously own up to 100% in one riverboat owner’s license and no more than 10% in a second riverboat owner’s license.

Certain Agreements

We are party to certain agreements, some of which are described below. See “Executive Compensation; Employment Agreements, Termination of Employment and Change-in-Control Arrangements,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations; Financial Condition.” These agreements are divided into two types: (i) agreements entered into prior to the petition date of the Debtors’ chapter 11 cases and (ii) agreements entered into after such petition date in connection with the Plan.

Pre-Petition Contracts

The following agreements were entered into prior to the petition date of the Debtors’ chapter 11 cases. These contracts (and others) may be affected by the Debtors’ bankruptcy, as the Debtors will either accept or reject these contracts as part of the bankruptcy proceedings. Any claims with respect to these agreements would be subject to Bankruptcy Court approval and limitations on the amount of such claims.

Buffington Harbor Joint Venture. In June 1995, Trump Indiana, Inc. acquired approximately 88 acres of land at Buffington Harbor in Gary, Indiana (the “Buffington Harbor Site”) for an aggregate purchase price of $13.5 million from the Lehigh Portland Cement Company (“Lehigh”). Trump Indiana, Inc. also leased certain of Lehigh’s property adjacent to the Buffington Harbor Site for the docking of Trump Indiana, Inc.’s casino vessel (the “Harbor Lease Agreement”). Trump Indiana, Inc. contributed the Buffington

Harbor Site and its rights under the Harbor Lease Agreement to Buffington Harbor Riverboats, LLC (“BHR”), a 50/50 joint venture between Trump Indiana, Inc. and Majestic Star in connection with the formation of BHR. Pursuant to Trump Indiana, Inc.’s and Majestic Star’s joint venture agreement (the “BHR Agreement”), BHR owns, develops and operates all common land-based and waterside operations in support of Trump Indiana’s and Majestic Star’s separate riverboat casinos at Buffington Harbor. Trump Indiana, Inc. and Majestic Star are each equally responsible for the development and the operating expenses of BHR. The Debtors intend to assume the agreements relating to the Buffington Harbor joint venture under the Plan.

In September 2000, Trump Indiana, Inc. and an affiliate of Majestic Star formed a joint venture, Buffington Harbor Parking Associates (“BHPA”), to construct and operate a parking garage (the “Indiana Parking Garage”). In September 2000, BHPA acquired approximately 14 additional acres of land (not including the Buffington Harbor Site) previously leased from Lehigh for the construction of the Indiana Parking Garage for an aggregate purchase price of $14.2 million, and the Harbor Lease Agreement was terminated. The construction of the Indiana Parking Garage commenced in the second quarter of 2001 and was completed in the second quarter of 2002.

BHPA separately leases the Indiana Parking Garage to each of (i) Trump Indiana, Inc. pursuant to a parking lease, dated June 19, 2001 (the “Trump Indiana Garage Lease”), and (ii) Majestic Star under a substantially identical lease agreement. The term of the Trump Indiana Garage Lease is until December 31, 2018. The initial rent installment, paid by Trump Indiana, Inc. upon the execution of the Trump Indiana Garage Lease, was $8.4 million. In addition, Trump Indiana, Inc. is obligated to pay BHPA a monthly rent equal to (i) 50.0% of BHPA’s debt service on the $17.1 million financing to build the Indiana Parking Garage and (ii) 50.0% of any construction costs incurred by BHPA in excess of the net proceeds of the financing. In the event either party defaults on its rental obligations under its respective garage lease with BHPA, the other party will be obligated to pay rent in an amount sufficient to satisfy 100.0% of BHPA’s debt service obligations on the financing. The Debtors intend to assume the Trump Indiana Garage Lease and related agreements in connection with the Plan.

Casino Services Agreement. THCR services the TCH Properties and manages their administrative overhead costs through a casino services agreement, dated January 1, 1998, as amended (the “Casino Services Agreement”), with Trump Administration, a division of Taj Associates, a subsidiary which operates the Trump Taj Mahal Casino Resort (the “Trump Taj Mahal”). Trump Administration assumed the rights and responsibilities of the Casino Services Agreement when Trump Casino Services, LLC merged into Taj Associates in December 2000. Pursuant to the Casino Services Agreement, Trump Administration provides each of THCR’s properties, including the TCH Properties, with managerial, financial, accounting, purchasing, legal and other services incidental to running a casino and hotel. In return, the properties reimburse Trump Administration, on a ratable basis, for all of the costs and expenses incurred by Trump Administration in providing such casino services, including all payroll and employee benefits and related costs associated with the employees utilized by Trump Administration, as well as all overhead and other expenses incurred in the ordinary course of providing such services. We believe that the Casino Services Agreement allows us to take advantage of economies of scale and realize substantial cost savings. The Casino Services Agreement expires on January 1, 2008, unless earlier terminated upon 90 days prior written notice. The Debtors intend to assume the Casino Services Agreement under the Plan.

Marina Lease. Pursuant to Marina Associates’ agreement with the New Jersey Division of Parks and Forestry, we operate a 645-boat slip marina adjacent to Trump Marina. Pursuant to the agreement and a lease entered into in September 1990 with the State of New Jersey, Marina Associates leases the marina and improvements thereon for an initial term of 25 years. Pursuant to such lease, Marina Associates pays annual rent equal to the greater of (i) a certain percentage of Marina Associates’ gross revenues from operating the marina or (ii) a minimum amount ($400,000 in 2004, $450,000 in 2005 and increasing increments of $50,000 every five years to $500,000 in 2010). In addition, Marina Associates is responsible for all of the costs and expenses related to the premises, including but not limited to, all maintenance and repair costs, insurance premiums, real estate taxes, assessments and utility charges. Also, any improvements made to the marina (excluding an elevated pedestrian walkway that we constructed, which connects Trump Marina to a two-story building containing a restaurant and retail and office space) automatically becomes the property of the State of New Jersey upon the termination of the lease. The Debtors intend to assume the Marina Lease under the Plan.

Trademark License Agreement. Subject to certain restrictions, THCR possesses the exclusive world-wide right to use the “Trump” name and Mr. Trump’s likeness in connection with gaming and related activities pursuant to a trademark license agreement, dated June 12, 1995, and the amendments thereto, between Mr. Trump, as licensor, and THCR, as licensee (the “Trademark License Agreement”). Pursuant to the Trademark License Agreement, THCR is permitted to use the names “Trump,” “Donald J. Trump” and variations thereof (collectively, the “Trump Names”) and related intellectual property rights (the “Marks”) in connection with casino and gaming activities and related services and products. THCR, in turn, allows its subsidiaries and properties, including the TCH Properties, to use the Trump Names and Marks under various parol licenses. The Trademark License Agreement, however, does not restrict Mr. Trump’s right to use or further license the Trump Names and Marks in connection with services and products other than casino services and related products.

The term of the Trademark License Agreement is until the later of: (i) June 2015, (ii) such time as Mr. Trump and his affiliates own less than a 15.0% voting interest in THCR or (iii) such time as Mr. Trump ceases to be employed or retained by THCR pursuant to an employment, management, consulting or similar services agreement. Upon expiration of the Trademark License

Agreement, Mr. Trump is required to grant THCR a non-exclusive, worldwide and royalty free license to use the casino related trademarks for a reasonable transition period on terms to be agreed upon between us and Mr. Trump. Mr. Trump’s obligations under the Trademark License Agreement are secured by a security agreement, pursuant to which Mr. Trump has granted THCR a first priority security interest in the Trump Names and the related intellectual property rights for use in connection with casino services, as well as related hotel, bar and restaurant services. See “Executive Compensation; Compensation Committee Interlocks and Insider Participation; Trademark License Agreement.” Pursuant to the Plan and the DJT Investment Agreement, Mr. Trump would enter into an amended and restated trademark license agreement (described below), and terminate his existing trademark license agreement with THCR.

Post-Petition Contracts

On January 25, 2005, Mr. Trump entered into the DJT Investment Agreement with THCR and THCR Holdings. Under such agreement and the Plan, Mr. Trump would make a $55 million cash equity investment in THCR Holdings and contribute approximately $16.4 million aggregate principal face amount of TCH Second Priority Notes beneficially owned by him (including interest accrued thereon), in exchange for shares of stock (and/or common stock equivalents) of recapitalized THCR on the effective date of the Plan. The Debtors and Mr. Trump expect to amend the DJT Investment Agreement in connection with the stipulation entered into on March 30, 2005 by the Debtors, the Equity Committee and certain other parties. The Debtors and Mr. Trump would also enter into certain ancillary agreements, including an amended and restated limited partnership agreement of THCR Holdings, services agreement, amended and restated trademark license agreement (and related trademark security agreement), voting agreement, right of first offer agreement, warrant agreement and agreement assigning THCR Holdings’ 25% interest in the Miss Universe Pageant to Mr. Trump. The following summaries of such agreements, which would take effect on the consummation of the Plan, are qualified in their entirety by references to such agreements, which have been filed with the Bankruptcy Court and are available on the Debtors’ website for their chapter 11 cases at www.THCRrecap.com (our website address provided in this annual report on Form 10-K is not intended to function as a hyperlink and the information on our website is not and should not be considered part of this report and is not incorporated by reference in this document).

THCR Holdings’ Partnership Agreement and Exchange Rights Agreement. Upon consummation of the Plan, Mr. Trump and certain of his controlled affiliates would enter into an amended and restated partnership agreement of THCR Holdings, which would contain provisions regarding the management of THCR Holdings, the transferability of interests, additional capital contributions and distribution and allocation of profits and interests, among other provisions. The partnership agreement would also contain certain tax distribution and indemnification provisions that would, among other things, require the affirmative vote of Mr. Trump with respect to a sale or transfer of one or more of the Debtors’ current properties; provided, however that the Debtors could sell or transfer such properties without Mr. Trump’s consent if either THCR or THCR Holdings indemnified Mr. Trump up to an aggregate of $100 million for the U.S. federal income tax consequences associated with such sale or transfer. Mr. Trump, THCR, THCR Holdings and certain of Mr. Trump’s controlled affiliates would also enter into an amended and restated exchange rights agreement, which would allow Mr. Trump and his controlled affiliates to exchange their limited partnership interests in THCR Holdings for recapitalized THCR’s common stock, subject to certain terms and conditions. THCR would also adopt an amended and restated certificate of incorporation and bylaws, and the other Debtors (including certain subsidiaries of TCH) would also adopt amended and restated organizational documents.

Services Agreement. Upon consummation of the Plan, THCR and THCR Holdings would enter into a services agreement with Mr. Trump. Pursuant to the services agreement, Mr. Trump would serve as Chairman of the board of directors of THCR and certain of the Debtors. Mr. Trump would also be obligated to participate in up to six promotional events per year on THCR’s behalf, and would reasonably cooperate with THCR in the production of advertisements for THCR at THCR’s sole expense. The initial term of the services agreement would be three years, and would be automatically extended so that the remaining term on any given date after the expiration of the initial three-year term would be three years.

Under the services agreement, Mr. Trump would receive an annual fee of $2 million and be eligible to receive an annual bonus at the discretion of the compensation committee of recapitalized THCR’s board of directors. Mr. Trump would also be entitled to reimbursement of reasonable and documented expenses incurred by him or his controlled affiliates in connection with his performance of his services and, subject to a budget approved by the compensation committee of recapitalized THCR’s board of directors, certain reasonably documented administrative and overhead expenses. In addition, Mr. Trump would be entitled to fringe benefits and perquisites in accordance with THCR’s most favorable plans, practices, programs, policies and arrangements for other directors, as well as office space and secretarial and support services consistent with his role as Chairman. The services agreement would also grant Mr. Trump certain indemnification rights (to the extent Mr. Trump were not entitled to full indemnification under THCR’s charter documents or THCR Holdings’ partnership agreement) with respect to the performance of his obligations under the services agreement and his actions as a director, officer, employee or agent of THCR or THCR Holdings. Mr. Trump would have the right of advancement of reasonable costs and expenses in connection with such indemnification, and THCR would maintain director and officer liability insurance for Mr. Trump’s benefit consistent with THCR’s current practices.

The services agreement could be terminated by Mr. Trump for “Good Reason” or by THCR for “Cause” as defined in such agreement. Upon termination of the services agreement, Mr. Trump would be entitled to all accrued and unpaid salary and bonus as of the date of termination and reimbursement of all expenses under the agreements plus (i) all fees and bonus that would otherwise be payable for a period of three years following the date of such expiration or termination (a) if Mr. Trump terminated the agreement for “Good Reason,” (b) if THCR’s stockholders failed to elect Mr. Trump to serve, or otherwise remove Mr. Trump from serving, as a member of THCR’s board of directors or (c) upon Mr. Trump’s death or permanent disability, or (ii) if THCR and THCR Holdings terminated the services agreement at or prior to its three-year term, a cash lump sum payment of $6 million.

The services agreement would terminate Mr. Trump’s existing executive agreement with the Debtors. As currently drafted, the services agreement would also terminate the contribution agreement, dated as of June 12, 1995, between Mr. Trump and THCR Holdings, which, among other things, currently requires Mr. Trump to (i) conduct all casino and gaming activities only on behalf of THCR or THCR Holdings or any of their respective subsidiaries and (ii) refrain from having, directly or indirectly through any affiliate, any ownership or other participation in any person engaged in casino and gaming activities or the development, marketing, sale or other activity in connection with casino services and products.

Amended and Restated Trademark License Agreement. If the Plan were consummated, Mr. Trump would grant THCR Holdings a perpetual, exclusive, royalty-free license to use his name and likeness in connection with the Debtors’ casino and gaming activities, subject to certain terms and conditions, and terminate his existing Trademark License Agreement with THCR. THCR Holdings would have the right to sublicense the right to use the licensed marks to THCR and/or any subsidiary of THCR Holdings and persons or entities providing casino services and products on any property of THCR. THCR Holdings would agree to certain quality control provisions in order to protect the goodwill and integrity associated with the licensed marks and Mr. Trump’s likeness, and would obtain minimum comprehensive general liability insurance, workers’ compensation insurance and umbrella liability insurance in certain minimum amounts.

If Mr. Trump’s services agreement were terminated by THCR or THCR Holdings other than for “Cause” or by Mr. Trump for “Good Reason,” or if THCR and THCR Holdings were not offering terms to Mr. Trump pursuant to a services agreement at least as favorable to Mr. Trump as his services agreement to be entered into with THCR and THCR Holdings (in each case other than as a result of Mr. Trump’s death or permanent disability), then THCR Holdings would have the option to convert the trademark license into a royalty-bearing license with a ten-year term. For each property of the Debtors that used the licensed marks or Mr. Trump’s likeness, Mr. Trump would be entitled to an annual royalty, payable quarterly in the amount of (i) $500,000 for each property of the Debtors with an annual EBITDA of at least $25 million or (ii) $100,000 for each property of the Debtors with an annual EBITDA of less than $25 million; provided that aggregate royalties would not exceed $5 million a year. Any payments that were not paid within thirty days after such payments are due would bear interest from the end of such thirty day period at the rate of ten percent per annum. If property of the Debtors ceased to use any licensed marks and Mr. Trump’s likeness in connection with such property and all of the casino services and products provided thereon, then Mr. Trump would be entitled to receive a pro rata royalty during any such twelve month period in which any such property used such licensed marks or Mr. Trump’s likeness. Mr. Trump’s obligations under the amended and restated trademark license agreement would be secured by an amended and restated trademark security agreement, pursuant to which Mr. Trump would grant THCR Holdings a first priority security interest in the licensed marks in connection with casino services and products.

Right of First Offer Agreement. Upon consummation of the Plan, THCR and THCR Holdings would enter into a right of first offer agreement (the “ROFO Agreement”) with the Trump Organization LLC, Mr. Trump’s controlled affiliate, granting the Trump Organization LLC a three year right of first offer to serve as project manager, construction manager and/or general contractor with respect to construction and development projects with an initial budget of at least $35 million, for casinos, casino hotels and related lodging to be performed by third parties on Debtors’ existing and future properties, subject to certain terms and conditions. If the Trump Organization LLC did not exercise its right of first offer within thirty days after receiving a right of first offer notice from THCR, then THCR and THCR Holdings could engage any party to perform such services upon any terms. However, if (i) THCR or THCR Holdings did not engage a party within nine months of the right of first offer notice or (ii) THCR or THCR Holdings engaged such other party on terms that were materially different from the terms contained in the right of first offer notice, then THCR or THCR Holdings could not engage another party without giving the Trump Organization LLC another right of first offer. The ROFO Agreement would set forth the terms, conditions and parameters for the negotiations of the terms of any services to be provided by the Trump Organization LLC under the agreement.

Voting Agreement. Under the Plan, Mr. Trump would enter into a voting agreement with THCR that would provide for the continued election of five Class A Directors initially appointed by the TAC Noteholder Committee (and any person selected by a majority of Class A Directors then serving as directors to fill any vacancy) until the earlier of (i) the date immediately following the date of the sixth annual meeting of THCR’s stockholders following the effective date of the Plan and (ii) such time as the stockholders of recapitalized THCR failed to elect Mr. Trump to THCR’s board of directors, subject to certain terms and conditions (the “Class A Nomination Period”).

Until THCR and THCR Holdings terminated Mr. Trump’s services agreement for “Cause” (the “DJT Nomination Period”), if Mr. Trump beneficially owned at least 7.5% of recapitalized THCR’s common stock, he would nominate three directors, one of whom would be Mr. Trump and one of whom would be independent. If, during the DJT Nomination Period, Mr. Trump beneficially owned at least 5.0% but less than 7.5% of recapitalized THCR’s common stock, he would nominate two directors, one of whom would be Mr. Trump and one of whom would be independent. If, during the DJT Nomination Period, Mr. Trump owned less than 5.0% of recapitalized THCR’s common stock, he could serve as a director as long as Mr. Trump’s services agreement had not been terminated. In addition, if, during the DJT Nomination Period, Mr. Trump beneficially owned at least 5.0% of recapitalized THCR’s common stock, the director that is not one of the five Class A Directors (the “Joint Director”) would have to be acceptable to him. If, during the Class A Nomination Period, Mr. Trump owned less than 5.0% of recapitalized THCR’s common stock, the Joint Director would have to be acceptable to a majority of the Class A Directors. During the DJT Nomination Period, Mr. Trump would serve on each committee of THCR’s board of directors, other than the compensation committee and audit committee. The foregoing actions would be subject to applicable law, fiduciary duties and stock exchange and securities market rules.

Warrants. As part of the shares that Mr. Trump would beneficially own upon consummation of the Plan, Mr. Trump would receive the DJT Warrant, which would be exercisable into approximately 3.5% of recapitalized THCR’s common stock on a fully diluted basis (excluding any shares reserved for issuance under management incentive plans). The DJT Warrant would have an exercise price of 1.5 times the per share purchase price at which Mr. Trump made his $55 million investment, subject to certain anti-dilution provisions. Mr. Trump would also receive New Class A Warrants exercisable into approximately 2.94% of recapitalized THCR’s common stock on a fully diluted basis (excluding any shares reserved for issuance under management incentive plans). The New Class A Warrants would be exercisable at the per share purchase price at which Mr. Trump made his $55 million investment, subject to certain anti-dilution provisions.

Interests in Miss Universe Pageant. On the effective date of the Plan, THCR Holdings would transfer its 25% beneficial interest in the Miss Universe Pageant to Mr. Trump.

Upon consummation of the Plan, Mr. Trump would beneficially own approximately 29.16% of recapitalized THCR’s common stock (and/or common stock equivalents) on a fully diluted basis (excluding any shares reserved for issuance under management stock incentive plans), consisting of (i) approximately 9.12% in exchange for Mr. Trump’s $55 million cash investment, (ii) approximately 2.53% in exchange for Mr. Trump’s contribution of approximately $16.4 million aggregate principal face amount of TCH Second Priority Notes beneficially owned by him (including interest accrued thereon), (iii) approximately 11.02% in return for agreeing to license his name pursuant to the amended and restated trademark license agreement described above and agreeing to modifications to certain existing contractual relationships between Mr. Trump and the Debtors (including entering into the new services agreement described above), (iv) approximately 0.06% representing his existing equity interests after dilution upon the issuance of recapitalized THCR’s common stock, (v) approximately 3.5% issuable upon the exercise of the DJT Warrant to be issued to Mr. Trump upon consummation of the Plan and (vi) approximately 2.95% issuable upon exercise of the New Class A Warrants to be issued to Mr. Trump upon consummation of the Plan.

Other Agreements. In addition to the contracts described above, the Debtors expect to enter into certain other agreements in connection with the Plan, including the New Notes indenture, Exit Facility, New Class A Warrants, new THCR stock incentive plan, registration rights agreement (to be entered into with certain holders of New Notes and common stock of recapitalized THCR) and amended and restated organizational documents of the Debtors, among other agreements. See “Financial Condition; Liquidity and Capital Resources; Future Sources of Liquidity; Exit Facility,” and “Financial Condition; Liquidity and Capital Resources; Future Sources of Liquidity; New Notes.” Forms of such documents have been filed with the Bankruptcy Court and are available on the Debtors’ website for their chapter 11 cases at www.THCRrecap.com. Such agreements are subject to approval of the Bankruptcy Court and confirmation and consummation of the Plan. There is no assurance that the Bankruptcy Court will approve these documents in the forms currently filed with the court, and the Bankruptcy Court or the parties thereto may modify such agreements prior to the effective date of the Plan.

Governmental and Gaming Regulations

The gaming industry is highly regulated, and we must maintain our licenses and pay gaming taxes to continue our operations. Each of the TCH Properties is subject to extensive regulation under the laws, rules and regulations of the jurisdiction where it is located. These laws, rules and regulations generally concern the responsibility, financial stability and character of the owners, managers, and persons with financial interests in the gaming operations. Violations of laws in one jurisdiction could result in disciplinary action in other jurisdictions. A more detailed description of the regulations to which we are subject is contained in Exhibit 99.1 to this Annual Report on Form 10-K, which exhibit is incorporated herein by reference.

In addition to gaming regulations, our businesses are subject to various federal, state and local laws and regulations. These laws and regulations include, but are not limited to, restrictions and conditions concerning treasury regulations, environmental matters and taxation. Such laws and regulations could change or could be interpreted differently in the future, or new laws and regulations could be enacted. Material changes, new laws or regulations or material difference in interpretations by courts or governmental authorities could adversely affect our operating results. A more detailed description of certain of such laws and regulations is also contained in Exhibit 99.1 to this Annual Report on Form 10-K, which exhibit is incorporated herein by reference.

Employees and Labor Relations

The table below sets forth the approximate number of our full-time equivalent employees working at each of the TCH Properties as of December 31, 2004:

Property:	Number of Full-Time Equivalent Employees:
Trump Marina	2,000
Trump Indiana	775

Total	2,775

Certain of our casino hotel employees are subject to collective bargaining agreements. Approximately 540 full-time equivalent employees of Marina Associates are covered by a collective bargaining agreement with Local 54, H.E.R.E.I.U., AFL-CIO (Hotel Employees and Restaurant Employees International Union), which is set to expire on September 14, 2009. We believe that we have a good relationship with our employees. In addition, certain of our executives and employees provide services, from time-to-time and as requested, to one or more of our casino properties pursuant to the Casino Services Agreement described herein. See “Business; Certain Agreements; Pre-Petition Contracts; Casino Services Agreement.”

Also, certain of our employees are required to be licensed by, or registered with the New Jersey Casino Control Commission (the “CCC”) and/or the Indiana Gaming Commission (the “IGC”), depending upon the nature of their employment. Casino employees are subject to more stringent licensing requirements than non-casino employees, and are required to meet applicable standards pertaining to such matters as financial responsibility, good character, ability, casino training, experience and in-state residency. These regulations have resulted in significant competition for eligible employees.

Seasonality

Our cash flows from operating activities are seasonal in nature. Spring and summer are traditionally the peak seasons for Trump Marina, with autumn and winter being non-peak seasons. Trump Indiana’s business generally is not seasonal. Since Trump Marina accounts for the majority of our business, our operating results for the two quarters ending in March and December are not historically as profitable as the two quarters ending in June and September. Any excess cash flow achieved from operations during peak seasons is used to subsidize non-peak seasons. Performance in non-peak seasons is usually dependent on favorable weather and a long-weekend holiday calendar. In the event that we are unable to generate excess cash flows in one or more peak seasons, we may not be able to subsidize non-peak seasons, if necessary.

Inflation

There was no significant impact on operations as a result of inflation during 2002, 2003 or 2004.

Item 2. Properties

Please see “Item 1. Business” for a brief description of the location and general character of each of the TCH Properties. Substantially all of the real and personal property (other than cash) of each of the TCH Properties, including their respective hotel and casino facilities and the parcels of land on which they are situated, secure indebtedness for borrowed money. Each of the TCH Properties has financed or leased and, from time to time, will finance or lease its acquisition of furniture, fixtures and equipment. The lien in favor of any such lender or lessor may be superior to the liens securing their indebtedness. These properties are expected to secure on a first priority basis the Exit Facility upon consummation of the Plan. In addition, these properties, with the exception of the riverboat casino at Trump Indiana, would secure the New Notes, subject to the liens securing the Exit Facility and certain other permitted liens. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations; Financial Condition; Future Sources of Liquidity; New Notes.”

Also, each of the TCH Properties leases space to various retailers in their respective facilities.

Trump Marina

Through Marina Associates, we own Trump Marina’s hotel and casino facility and the 14.7 acre triangular-shaped parcel of land on which it is situated. Marina Associates also owns an employee parking lot located on Route 30, approximately two miles from Trump Marina, which can accommodate approximately 1,000 cars.

Trump Indiana

Through Trump Indiana, Inc., we own Trump Indiana’s 280 foot riverboat vessel. Pursuant to Trump Indiana, Inc.’s and Majestic Star’s joint venture, BHR owns, develops and operates all common land-based and waterside operations in support of Trump Indiana, Inc.’s and Majestic Star’s separate riverboat casinos at Buffington Harbor, including a 40,000 square foot pavilion. Also, through BHPA, Trump Indiana, Inc. and the affiliate of Majestic Star each lease the Indiana Parking Garage, completed in the second quarter of 2002. See “Business; Certain Agreements; Pre-Petition Contracts; Buffington Harbor Joint Venture.”

Item 3. Legal Proceedings

Chapter 11 Cases

As discussed above, on November 21, 2004, the Debtors filed voluntary petitions for relief in the Bankruptcy Court under chapter 11 of the Bankruptcy Code. As debtors-in-possession, the Debtors are authorized under chapter 11 to continue to operate their businesses while under the jurisdiction of the Bankruptcy Court. As of the petition date, pending litigation against the Debtors is generally stayed, and absent further order of the Bankruptcy Court, substantially all pre-petition liabilities of the Debtors are subject to settlement under a plan of reorganization. The Plan contemplates that general unsecured claims that are allowed by the Bankruptcy Court would be paid in full.

As described above under “Business; Recent Events,” the United States trustee in the Debtors’ chapter 11 cases has appointed the Equity Committee to represent the interests of equity holders of the Debtors in connection with the cases. The Equity Committee had filed a number of motions opposing the Debtors’ chapter 11 cases and raised certain objections to the Plan (including a recommendation that each stockholder of THCR vote to reject the Plan) that were summarized in a letter enclosed with the solicitation materials accompanying the Disclosure Statement that was distributed to the Company’s stakeholders entitled to vote on the Plan. In addition, the Equity Committee and the Debtors had engaged in extensive litigation activities, including depositions, document requests and other discovery-related matters.

On March 30, 2005, the Debtors, the Equity Committee and certain other parties executed a stipulation, pursuant to which the co-chairs of the Equity Committee, which hold over five million shares of THCR’s common stock and had originally voted against the Plan, agreed to withdraw such votes and instead vote in favor of the Plan, as amended. Based on such support, as well as the acceptances of the Plan already received from other stakeholders entitled to vote on the Plan, the Debtors believe they will receive acceptances from the requisite number and amount of claims and interests represented by creditors and stakeholders to confirm the Plan. The Bankruptcy Court has scheduled a hearing to consider confirmation of the Plan on April 5, 2005. The Debtors will emerge from bankruptcy if and when the Bankruptcy Court approves the Plan and all conditions to the consummation of the Plan have been satisfied or waived. There can be no assurance that the Bankruptcy Court will confirm the Plan or approve the other transactions contemplated in connection with the Plan.

DLJMB has objected to the Plan and asserted a claim for $25 million, plus expenses of at least $1 million, against certain of the Debtors with respect to a proposed $400 million equity investment by DLJMB in connection with a potential recapitalization of the Debtors pursued by the Debtors and DLJMB in 2004. The Debtors are evaluating DLJMB’s claim and reserve all rights with respect thereto (including the right to dispute the amount of such claim with the Bankruptcy Court). At this time, the Debtors cannot predict the outcome of DLJMB’s claim or its effects on the Debtors’ business.

401(k) Plan Participant Litigation

On February 8, 2005, certain individuals filed a complaint in the United States District Court for the District of New Jersey, Camden Division, against certain persons and organizations that included members of the Trump Capital Accumulation Plan Administrative Committee. In their complaint, the plaintiffs alleged, among other things, that such persons and organizations, who were responsible for managing the Trump Capital Accumulation Plan, a defined contribution employee benefit plan for certain employees of Taj Associates, Plaza Associates, Marina Associates (f/k/a Trump Castle Associates, L.P.) and Trump Indiana, Inc. (the “401(k) Plan”), breached their fiduciary duties owed to 401(k) Plan participants when THCR common stock held in employee accounts was allegedly sold without participant authorization if the participant did not willingly sell such shares by a specified date in accordance with the 401(k) Plan. The plaintiffs have brought this suit under the Employee Retirement Income Security Act of 1974, as amended, on behalf of themselves and certain other 401(k) Plan participants and beneficiaries and have sought to have the court certify their claims as a class action. In their complaint, the plaintiffs also seek, among other things, damages for losses suffered by certain accounts of affected 401(k) Plan participants as a result of such allegedly improper sale of THCR common stock and reasonable costs and attorneys’ fees. After extensive negotiations, the Debtors believe that they have reached a resolution with the plaintiffs that would require payment of a maximum of an aggregate of $1.7 million by the Debtors. However, this resolution is subject to approval of the Bankruptcy Court, and at this time, the Debtors cannot predict the outcome of such litigation or its effect on their business.

Federal Income Tax Examination

Trump Indiana, Inc. is currently being audited by the Internal Revenue Service (the “IRS”) for the 1995 through 1997 tax years and for the 2002 and 2003 tax years. The 1995 through 1997 audit is currently with the appeals office of the IRS. The Company is vigorously opposing the preliminary assessments made by the IRS related to this audit and believes such assessments are erroneous. Although the Company believes the preliminary IRS assessments will be overturned through the appeals process and that the Company’s position will be sustained, significant amounts of potential federal and state tax liabilities would result if the Company’s appeals of such assessments were denied. The 2002 and 2003 IRS audit has only recently commenced and the Company does not anticipate any material tax liabilities resulting from this examination.

Other Litigation

In addition to the foregoing, the Debtors and certain of our employees are involved from time to time in various legal proceedings incidental to our business. While any proceeding or litigation contains an element of uncertainty, management believes that the final outcomes of these matters are not likely to have a material adverse effect on our results of operations or financial condition. In general, we have agreed to indemnify such persons, and our directors, against any and all losses, claims, damages, expenses (including reasonable costs, disbursements and counsel fees) and liabilities (including amounts paid or incurred in satisfaction of settlements, judgments, fines and penalties) incurred by them in said legal proceedings absent a showing of such persons’ gross negligence or malfeasance.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote, either through the solicitation of proxies or otherwise, to our security holders during the fourth quarter of 2004. On February 22, 2005, the Debtors commenced solicitation of votes from creditors and other stakeholders on whether or not to accept the Plan. The solicitation materials included the Plan, the Disclosure Statement, certain exhibits thereto, a ballot and other documents, including a letter from the Equity Committee recommending that stockholders of THCR vote to reject the Plan. As set forth in the Disclosure Statement, the Bankruptcy Court established February 9, 2005 as the record date for voting to accept or reject the Plan, and March 21, 2005 as the deadline for returning completed ballots (with the exception of securities held in “street name” (i.e., through a brokerage firm, trust company or other nominee), for which the deadline for submitting ballots to the applicable nominee was March 21, 2005 and the deadline for such nominee to return completed ballots to the Debtors’ voting agent was March 23, 2005). The Bankruptcy Court has scheduled a hearing to consider confirmation of the Plan on April 5, 2005. The Debtors have entered into the Restructuring Support Agreement with holders of approximately 57% of the aggregate principal face amount of the TAC Notes, approximately 68% of the aggregate principal amount of the TCH First Priority Notes, approximately 75% of the aggregate principal face amount of the TCH Second Priority Notes (excluding those held by Donald J. Trump) and Mr. Trump, as beneficial owner of approximately $16.4 million aggregate principal face amount of the TCH Second Priority Notes and approximately 56.4% of THCR’s common stock, pursuant to which such parties agreed to vote in favor of the Plan. The voting agent for the Debtors has completed its tabulation of ballots submitted by creditors and stakeholders to accept or reject the Plan. Based on such analysis, the Debtors believe they have received acceptances from significant majorities of classes entitled to vote on the Plan. In addition, on March 30, 2005, the Debtors, the Equity Committee and certain other parties executed a stipulation, pursuant to which the co-chairs of the Equity Committee, which hold over five million shares of THCR’s common stock and had originally voted against the Plan, agreed to withdraw such votes and instead vote in favor of the Plan, as amended. Based on such support, as well as the acceptances of the Plan already received, the Debtors believe they will receive acceptances from the requisite number and amount of claims and interests represented by creditors and stakeholders to confirm the Plan. The Bankruptcy Court has scheduled a hearing to consider confirmation of the Plan on April 5, 2005. The Debtors will emerge from bankruptcy if and when the Bankruptcy Court approves the Plan and all conditions to the consummation of the Plan have been satisfied or waived.

PART II

Item 5. Market For Registrant’s Common Equity and Related Stockholder Matters

THCR Holdings has beneficially owned 100% of the limited liability company interests of TCH since its formation. There is no established public trading market for the equity securities of TCH.

TCH has beneficially owned 100% of the outstanding common stock of TCF since its formation. There is no established public trading market for TCF’s common stock.

Item 6. Selected Financial Data

The following table sets forth certain historical consolidated financial information of TCH for the years ended December 31, 2000, 2001, 2002, 2003 and 2004. All financial information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the consolidated financial statements and the related notes thereto included elsewhere in this Form 10-K.

	Years Ended December 31,
	2000	2001	2002	2003	2004
	(in thousands)
Income Statement Data
Revenues:
Gaming	$386,541	$390,104	$410,645	$393,250	$400,848
Other	70,247	69,581	69,771	68,931	71,305

Gross revenue	456,788	459,685	480,416	462,181	472,153
Less-promotional allowances	88,867	85,863	86,165	83,345	86,340

Net revenues	367,921	373,822	394,251	378,836	385,813

Costs and expenses:
Gaming	190,377	189,712	190,455	190,922	193,044
Other	21,559	20,316	21,102	21,001	20,933
General & administrative	100,265	94,551	98,429	100,034	92,087
Reorganization expenses (a)	—	—	—	—	41,845
Debt renegotiation costs	—	—	1,629	401	857
Depreciation and amortization	25,149	24,137	27,606	29,823	29,870

Total costs and expenses	337,350	328,716	339,221	342,181	378,636

Income from operations	30,571	45,106	55,030	36,655	7,177
Interest income	2,075	1,382	867	735	304
Interest expense	(62,450)	(65,685)	(70,728)	(72,188)	(72,398)
Gain of debt retirement, net (b)	—	—	—	7,931	—
Other nonoperating (expense) income	(218)	100	1,219	(20)	573

Loss before equity in loss from joint venture, income taxes and discontinued operations	(30,022)	(19,097)	(13,612)	(26,887)	(64,344)
Equity in loss from joint venture	(3,134)	(2,808)	(2,448)	(2,396)	(2,449)
Provision for income taxes (c)	—	(150)	(1,200)	(1,375)	(23,330)

Loss from continuing operations	(33,156)	(22,055)	(17,260)	(30,658)	(90,123)

Discontinued operations:
Income from operations of Trump 29 (d)	—	—	1,595	3,523	7,480
Gain on termination of Trump 29 management contract (d)	—	—	—	—	6,000

Net loss	$(33,156)	$(22,055)	$(15,665)	$(27,135)	$(76,643)

	As of December 31,
	2000	2001	2002	2003	2004
	(in thousands)
Balance Sheet Data
Cash and cash equivalents	$27,662	$39,091	$33,917	$34,817	$33,401
Property and equipment, net	524,234	520,447	517,854	508,166	493,850
Total assets	638,895	649,666	628,064	633,160	603,342
Total long-term debt, net of current maturities maturities	414,504	464,493	487,242	479,680	502,260
Total capital	82,985	61,008	45,853	80,305	14,151

(a)	On November 21, 2004, the Debtors filed voluntary petitions in the Bankruptcy Court under chapter 11 of the United States Bankruptcy Code. In the quarter ended December 31, 2004, we recorded reorganization expenses which principally include (i) the write-off of deferred financing fees and the accretion of debt discounts in the amount of $35.1 million on the TCH Notes in order to reflect the debt balance at the estimated amount of the claim that is expected to be allowed in the chapter 11 proceedings and (ii) professional fees in the amount of $6.8 million associated with the reorganization and bankruptcy proceedings.

(b)	The gain on debt refinancing for the year ended December 31, 2003 includes the net gain on the retirement of the 11.75% First Mortgage Notes due November 1, 2003, issued by Marina Associates and Trump Castle Funding, Inc. (the “Castle Funding Mortgage Notes”) and the notes issued as payment-in-kind thereon (the “Castle Funding PIK Notes”), the call premium on the retirement of THCR Holdings Senior Notes and the settlement of Trump Indiana, Inc.’s interest rate swap and the write-off of unamortized loan costs in connection with the TCH Notes offering on March 25, 2003.

(c)	Provision for income taxes includes $21,858,000 recorded by Trump Indiana, Inc. during 2004 as a result of a ruling by the Indiana Tax Court regarding the nondeductibility of the Riverboat Wagering Tax (as defined below) when computing Indiana adjusted gross income. This charge covers the period from commencement of operations in June 1996 through December 31, 2004.

(d)	In December 2004, we announced the termination of the Trump 29 Management Agreement. As such, the quarterly and year-to-date results from THCR Management Services, the former holder of the management contract, are reflected in the statement of operations as discontinued operations for all periods presented. The $6.0 million gain from the termination of the Trump 29 Management Agreement is also reflected in discontinued operations.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This section contains forward-looking statements that involve risks and uncertainties, many of which are beyond our ability to control or predict. Our actual results may differ substantially from the results discussed in the forward-looking statements. The following discussion should be read in conjunction with our Consolidated Financial Statements and the related notes thereto. Terms not defined herein shall have the meanings ascribed to them elsewhere in the Form 10-K. The following constitute cautionary statements under the Private Securities Litigation Reform Act of 1995.

Factors That May Affect Our Future Results

The Debtors and their businesses are subject to a number of risks, including (i) bankruptcy-related risk factors and (ii) general risk factors related to our business and financial condition. Any or all of such factors, which are enumerated below, could have a material adverse effect on the business, financial condition or results of operations of the Debtors. See also “Important Factors Relating to Forward-Looking Statements,” above. For additional risk factors specific to the Debtors’ chapter 11 cases, readers of this report should refer to Exhibit B of the Disclosure Statement, entitled “Risk Factors,” available on the Debtors’ website for the chapter 11 cases at www.THCRrecap.com. Our website address provided in this annual report on Form 10-K is not intended to function as a hyperlink and the information on our website is not and should not be considered part of this report and is not incorporated by reference in this document.

Certain Bankruptcy Considerations

The bankruptcy filing may disrupt our operations.

We cannot predict or quantify the impact of the Debtors’ chapter 11 cases on our operations and those of our subsidiaries. We have attempted to minimize the adverse effects of the chapter 11 cases on our business and our relationships with employees, suppliers, customers and other parties. For example, we have obtained an order from the Bankruptcy Court authorizing the payment of undisputed unimpaired trade claims in the ordinary course of business during the pendency of the chapter 11 cases. However, the continuation of the chapter 11 cases, particularly if the Plan is not approved or confirmed in the time frame currently contemplated, could materially adversely affect our operations and financial performance and relationships with customers, employees, regulators, distributors and agents. If consummation of the Plan did not occur expeditiously, the Debtors could experience, among other things, increased costs for professional fees and similar expenses. In addition, prolonged chapter 11 proceedings could make it difficult to retain and attract other key personnel and would require senior management to spend significant time and effort dealing with our financial reorganization instead of focusing on operating our business.

We may not be able to obtain confirmation of the Plan.

Although we believe that we have received or will receive the requisite acceptances to confirm the Plan, we cannot assure you that the Bankruptcy Court will actually confirm the Plan. As a court of equity, the Bankruptcy Court exercises considerable discretion over the Debtors’ cases, and could decline to confirm the Plan if it found that the statutory requirements for confirmation had not been satisfied. Section 1129 of the Bankruptcy Code, which sets forth the requirements for confirmation, requires, among other things, (i) a finding by the Bankruptcy Court that the Plan “does not unfairly discriminate” and is “fair and equitable” with respect to any non-accepting holders of claims, (ii) confirmation of the Plan is not likely to be followed by a liquidation or a need for further financial reorganization and (iii) the value of distributions to non-accepting holders of claims and interests within a particular class under the Plan will not be less than the value of distributions such holders would receive if the Debtors were liquidated under chapter 7 of the Bankruptcy Code. There can be no assurance that the Bankruptcy Court will conclude that the Plan satisfies the requirements of section 1129 of the Bankruptcy Code.

The confirmation and consummation of the Plan, as well as the DJT Investment Agreement, are also subject to certain conditions that must be fulfilled prior to the effective date of the Plan, including obtaining necessary authorizations, consents and regulatory approvals, qualification of the indenture for the New Notes with the SEC and the consummation of the restructuring transactions contemplated under the Plan, among other conditions. There can be no assurance that these conditions will be satisfied (or waived) and the restructuring of the Debtors completed, even if the Bankruptcy Court confirms the Plan. In addition, under the Restructuring Support Agreement, if the conditions precedent to the effective date have not occurred or been waived by the relevant parties on or before May 1, 2005, then such parties could terminate their support of the Plan. If the Plan were not consummated, the Debtors’ chapter 11 cases could become protracted or converted into a chapter 7 liquidation, either of which could substantially erode the value of the Debtors’ business to the detriment of all stakeholders.

If the Plan were consummated, THCR’s existing common stock would be severely diluted and options would be cancelled, and the holders of claims in several classes (including the claims of holders of TCH Second Priority Notes) would be impaired.

The Plan provides that existing holders of common stock (excluding Mr. Trump) would receive only nominal amounts of common stock of recapitalized THCR (approximately 0.05% of the shares on a fully diluted basis (excluding shares reserved for issuance under management stock incentive plans)), plus one-year New Class A Warrants to purchase up to approximately 5.34% of recapitalized THCR’s fully diluted common stock. All existing options to acquire common stock of THCR or its affiliates would be cancelled. THCR’s common stockholders (excluding Mr. Trump) would also receive an aggregate of $17.5 million in cash, as well as the net proceeds of the sale of a parcel of land owned by the Debtors in Atlantic City, New Jersey constituting the former World’s Fair site, which may be developed for non-gaming related use. The sale of such property would occur after the effective date of the Plan. In addition, the Plan provides that holders of certain claims would be impaired, and that holders of TCH Second Priority Notes would receive a recovery at a discount to the aggregate principal face amount of such obligations. As a result, any investment in the Debtors is speculative. The Debtors cannot provide assurance as to the value, if any, that any of these constituencies would be entitled to receive in the bankruptcy proceedings and the Debtors’ equity, debt or other securities may be restructured in a manner that would reduce or eliminate any remaining value. Moreover, any value distributed shall be provided to the holders of record with respect to such constituencies on the distribution record date of February 9, 2005 set forth in the Plan. Accordingly, we urge that appropriate caution be exercised with respect to existing and future investments in any debt or equity securities of the Debtors.

Parties in interest may object to our classification of claims.

Section 1122 of the Bankruptcy Code provides that a plan of reorganization may place a claim or interest in a particular class only if such claim or interest is substantially similar to the other claims or interests in such class. We believe that the classification of claims and interests under the Plan complies with the applicable requirements of the Bankruptcy Code. However, a claim or interest holder could challenge our classification. If the Bankruptcy Court concludes that the classification of claims and interests under the Plan does not comply with the requirements of the Bankruptcy Code, the Debtors’ ability to confirm the Plan may be negatively impacted.

If the vote requirement for the Plan is not satisfied, the Debtors may seek an alternative restructuring.

If the Debtors do not receive votes sufficient to approve the Plan, the Debtors may seek an alternative restructuring of their debt obligations and capital structure. There can be no assurance that the terms of any such alternative restructuring would be similar to or as favorable to the Debtors’ creditors and other stakeholders as the terms of the Plan, or if and when the Debtors would emerge from chapter 11.

General Risk Factors Related to Business and Financial Condition

We have substantial indebtedness that will constrain our financial and operating activities.

The Debtors are highly leveraged, and even if the Plan were consummated, they would continue to have significant indebtedness and debt service requirements. After giving effect to the reorganization, the Debtors’ aggregate indebtedness would total approximately $1.8 billion (assuming that the Debtors utilized the maximum $500 million borrowing capacity under the Exit Facility). The Debtors believe that the recapitalized Debtors would generate sufficient cash flow from operations to pay interest on their outstanding indebtedness. However, even upon consummation of the Plan, the Debtors’ ability to meet their debt service obligations would depend on a number of factors, including the Debtors’ ability to increase revenues and implement cost controls, as well as interest rates, prevailing economic conditions and other factors, many of which would be beyond the Debtors’ control. The substantial indebtedness and fixed charges of the Debtors would severely restrict the Debtors’ operations, including making it more difficult for the Debtors to satisfy their ongoing debt service requirements, reducing amounts available to fund operating requirements, make capital expenditures or expand the Debtors’ business. Any such developments could increase the Debtors’ vulnerability to adverse economic and industry conditions and limit the Debtors’ ability to borrow additional funds.

The terms of our existing and future indebtedness would severely restrict our operating flexibility.

The indentures governing TCH Notes contain certain operating and financial restrictions on our operations. These restrictions include covenants limiting our ability to incur additional debt, distribute dividends or other distributions, make investments, sell assets, engage in mergers or consolidations, enter into affiliate transactions or grant liens, among other restrictions. The New Notes would contain similar covenants and restrictions if the Plan were consummated. In addition, the Exit Facility would impose certain financial covenants that would require the Debtors to comply with specified financial ratios and tests based on the cash flows and leverage position of the Debtors following the effective date of the Plan. These restrictions could, to a certain degree, restrict the Debtors’ financial and operating flexibility in the future. In addition, a failure to comply with any of these obligations could result in an event of default under the New Notes and Exit Facility which, if not cured or waived, could result in the acceleration of New Notes and amounts under the Exit Facility then outstanding.

Changes in TCHR’s board of directors, management and stockholders upon our emergence from bankruptcy could lead to significant changes in our operations, business plans and results.

If the Plan were consummated, TCHR would have a new board of directors, management and stockholder base. Under the Plan, the board of directors of recapitalized THCR would consist of nine members, including five directors acceptable to the TAC Noteholder Committee, three directors acceptable to Donald J. Trump (including Mr. Trump, as Chairman) and one joint director mutually acceptable to the TAC Noteholder Committee and Mr. Trump. Following the effective date, a majority of THCR’s board of directors would select the senior management of the Debtors, which may include current members of management, subject to mutually acceptable terms of employment. In addition, the TAC Noteholders would own an aggregate of approximately 63.69% of the shares of common stock of recapitalized THCR and Mr. Trump would beneficially own approximately 29.16% of recapitalized THCR, in each case on a fully diluted basis (excluding shares to be reserved under management stock incentive plans). Existing common stockholders would beneficially own approximately 5.39% of the fully diluted common stock of recapitalized THCR (including any shares of common stock of existing THCR that have been reclassified into new common stock, and excluding shares reserved for issuance under any management stock incentive plans).

The new board of directors, new management and/or new stockholders may change the current operations or business plans of the Debtors. As a result, when reviewing the description of our business, consolidated financial statements and financial data, as well as any forward-looking information included in this report, you should consider the possibility that the Debtors’ operations, business plans, results and expectations may change significantly following the Debtors’ emergence from chapter 11 if the Plan is consummated.

Adverse publicity in connection with our chapter 11 cases may negatively impact our business.

Our chapter 11 filings may negatively impact the public perception of our business. If our current and potential gaming patrons perceive us as a company with financial difficulties, they may decide not to visit our casino properties or decide to visit our facilities less frequently, which could materially adversely affect our liquidity and results of operations. Negative public perception could also adversely impact our future access to capital and our relationships with customers, employees and vendors.

We need to increase capital expenditures to compete effectively.

Capital expenditures, such as room refurbishments, amenity upgrades and new gaming equipment, are necessary from time to time to preserve the competitiveness of our properties. The gaming industry market is competitive and is expected to become more competitive in the future. If the Plan is consummated, while the New Notes and the Exit Facility would enable THCR to construct the proposed tower on the Trump Taj Mahal, they would also limit our ability to make ongoing capital expenditures at our properties. Plans for construction of such a tower remain at a preliminary stage, and there is no assurance that such construction will take place, that such construction would be completed in a timely manner or, if constructed, that the tower would be profitable. Should the new tower not be constructed or fail to generate projected cash flows, our operating performance, revenues and earnings would be materially adversely affected.

We may incur losses that would not be covered by insurance and the cost of insurance has increased.

Although we maintain insurance that we believe is customary and appropriate for our business, we cannot assure you that insurance will be available or adequate to cover all losses and damage to which our business or our assets might be subjected. In connection with insurance renewals subsequent to September 11, 2001, the availability of insurance coverage for certain types of damages or occurrences has diminished substantially. Consequently, we are self-insured for certain risks and levels of risk. The lack of insurance for certain types or levels of risk could expose us to significant losses in the event that an uninsured catastrophe occurred. Any uninsured losses may decrease our future operating income, require us to find replacements or repairs and reduce funds otherwise available to upgrade our properties or pay expenses.

Our right to use the “Trump” name is subject to certain limitations.

Subject to certain limitations, THCR has the exclusive right to use the “Trump” name and Mr. Trump’s likeness in connection with gaming and related activities pursuant to the existing Trademark License Agreement. THCR’s rights under the Trademark License Agreement are secured by a security interest in the Trump Names and the licensed marks for use in connection with casino services, pursuant to a security agreement. THCR, in turn, allows its subsidiaries to use the Trump Names under various parol licenses. If there were a default under the Trademark License Agreement or the security agreement, THCR would have rights, subject to applicable state law, to enforce the rights and remedies contained in the security agreement. THCR’s subsidiaries would not have any such rights. In the event of a foreclosure sale of the licensed marks, the net amount realized in such sale by THCR might not yield the full amount of damages that THCR could sustain as a result of the default. In addition, the existence of rights of others to use the Trump Names, including pursuant to any security interests in trademarks for non-gaming hotels, could adversely affect the ability of THCR to realize the benefits of the security agreement.

The amended and restated trademark and license agreement that THCR and THCR Holdings would enter into in connection with the Plan would contain restrictions limiting use of the “Trump” name in connection with casino and gaming activities, as well as additional requirements for the Debtors to maintain quality control to protect the goodwill and integrity associated with the licensed marks. Such agreement also contemplates that if Mr. Trump’s services agreement were terminated by THCR or THCR Holdings other than for “Cause” or by Mr. Trump for “Good Reason,” or if THCR and THCR Holdings were not offering terms to Mr. Trump pursuant to a services agreement at least as favorable to Mr. Trump as his services agreement to be entered into with THCR and THCR Holdings (in each case other than as a result of Mr. Trump’s death or permanent disability), then THCR Holdings would have the option to convert the trademark license into a royalty-bearing license with a ten-year term. See “Business; Certain Agreements; Pre-Petition Contracts; Trademark License Agreement.” See “Business; Certain Agreements; Post-Petition Contracts; Amended and Restated Trademark Licensing Agreement.”

Our historical financial information may not be comparable to any future financial information of our recapitalized business.

If the Plan is consummated, our consolidated financial statements would reflect “fresh start” reporting adjustments made upon our emergence from bankruptcy. As a result, the book value of our properties and related depreciation and amortization expense, among other things, would change considerably from those items set forth in our historical consolidated financial statements. As a result of the fresh start accounting treatment and the transactions contemplated by the Plan, our financial condition and results of operations would not be comparable to the historical balance sheets, statements of operations or other financial information included in this report. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations; Critical Accounting Policies; Accounting Impact of Chapter 11 Filing.”

A downturn in the regional economy and high energy and gasoline prices and adverse winter weather conditions could negatively impact our financial performance.

Trump Marina generates a majority of our net revenues. Moderate or severe economic downturns or adverse conditions in the Atlantic City and regional markets and surrounding areas may negatively affect our operations. During periods of economic contraction, our revenues may decrease while some of our costs remain fixed, resulting in decreased earnings. Gaming and other leisure activities we offer represent discretionary expenditures and participation in such activities may decline during economic downturns, during which consumers generally earn less disposable income. Even an uncertain economic outlook may adversely affect consumer spending in our gaming operations and related facilities, as consumers spend less in anticipation of a potential economic downturn. Furthermore, other uncertainties, including national and global economic conditions, terrorist attacks or other global events, could adversely affect consumer spending, increase gasoline prices and adversely affect our operations.

We use significant amounts of electricity, natural gas and other forms of energy. While we have generally not experienced any major shortages of energy, any substantial increases in the cost of electricity and natural gas in the United States, and specifically the Northeast, could negatively impact our operating results. The extent of any impact is subject to the magnitude and duration of the energy price increases and could be material.

Also, a majority of our patrons drive to our properties. Rising gasoline prices and adverse winter weather conditions could reduce automobile travel and decrease the number of patrons at our properties. As a result, our business, assets, financial condition and results of operations could be adversely affected by a weakening of regional economic conditions, high gasoline prices and/or adverse winter weather conditions.

The gaming industry and each of the markets in which we operate are highly competitive.

The gaming industry is highly competitive and many of our competitors possess greater resources and economies-of-scale than we do. We may lose market share if our competitors’ properties operate more successfully or if additional hotels and casinos are established in markets in which we conduct business. In particular, the expansion of gaming in or near any geographic area from which we attract customers could have a material adverse effect on our business, financial condition and results of operations. We compete with all forms of legalized gaming and any new forms of gaming that may be legalized in the future. Furthermore, we face competition from other types of entertainment. Our inability to compete in the gaming industry generally or in any of the markets in which we operate could have a material adverse effect on our operations.

Recently announced gaming company mergers and acquisitions may adversely affect our business.

In July 2004, Harrah’s Entertainment Inc. announced its intention to purchase Caesars Entertainment Inc., which would, if consummated, reportedly create the world’s largest gaming company with as many as an estimated fifty-four casinos across the country. The Harrah’s-Caesars company would hold a large percentage of properties in jurisdictions in which we currently compete. In November 2004, Penn National Gaming Inc. agreed to acquire Argosy Gaming Co., which would reportedly transform Penn National Gaming Inc. into the nation’s third-largest operator of gaming properties. In addition, in June 2004, MGM Mirage and Mandalay Resort Group announced that they had entered into a definitive merger agreement under which MGM Mirage agreed to purchase Mandalay. The transaction is anticipated to close in the second quarter of 2005. The combined company would reportedly own and operate up to twenty-eight properties across the country. The final terms of certain of these transactions, including whether or not any of the companies will be required to divest any of their properties under the federal antitrust laws or under the rules and regulations promulgated by the various gaming regulatory agencies, are unknown at this time. The effects of any of these transactions on the gaming market, in general, or on any jurisdiction in which we currently have properties, in particular, cannot be ascertained at this time. However, the added strength of these competitors and resulting economies-of-scale could further diminish our market share in the markets in which we compete.

Our success depends, in part, on the availability of qualified management and personnel and on our ability to retain such employees.

Certain of our employees are required to be licensed by, or registered with, the CCC and/or the IGC, depending upon the nature of their employment. Casino employees are subject to more stringent licensing requirements than non-casino employees, and are required to meet applicable standards pertaining to such matters as financial responsibility, good character, ability, casino training, experience and in-state residency. These regulations have resulted in significant competition for eligible employees. As a result, it may be difficult to attract, retain and train qualified employees due to the competition for employees with other gaming companies in the jurisdictions in which we operate and nationwide. A failure to attract or retain qualified management and personnel at all levels or the loss of our key executives could have a material adverse effect on our financial condition and results of operations.

Gaming is a regulated industry and changes in the law could have a material adverse effect on our positions.

Gaming in New Jersey and Indiana is regulated extensively by federal and state regulatory bodies, including the CCC, the IGC and state and federal taxing, law enforcement and liquor control agencies. See Exhibit 99.1 to this Annual Report on Form 10-K, “Description of Certain Governmental and Gaming Regulations.” TCH and its various officers and other qualifiers have received the licenses, permits and authorizations required to operate our properties. Failure to maintain or obtain the requisite casino licenses would have a material adverse effect on us.

The CCC has renewed our license to operate Trump Marina until June 2007. In June 1996, the IGC granted Trump Indiana, Inc. a riverboat owner’s license for the ownership and operation of a gaming vessel at Buffington Harbor, which was renewed in June 2004 and expires in June 2005. Although we believe the IGC will renew the license, no assurance can be given as to such renewal or as to what license conditions, if any, may be imposed by the IGC in connection with such renewal.

If new gaming regulations were adopted in the jurisdictions in which we operate, such regulations could impose restrictions or costs that could have a significant adverse effect on us. From time to time, various proposals have been introduced by the legislatures of New Jersey and Indiana that, if enacted, could adversely affect the tax, regulatory, operations or other aspects of the gaming industry and us. Legislation of this type may be enacted in the future.

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

Also in July 2004, the Appellate Division of the Supreme Court of New York unanimously ruled that Indian-owned casinos could legally be operated in New York under the New York state law passed in October 2001. The law permits three new casinos in western New York, one in Niagara Falls, one in Buffalo and one on land owned by the Seneca Indian Nation, each of which would be owned by the Seneca Indian Nation. The legislation also permits up to three casinos in the Catskills in Ulster and Sullivan counties, each of which is to be owned by Native American tribes. In addition, the legislation allows slot machines to be placed in Indian-owned casinos. The court also ruled that New York state could participate in the multi-state Mega-Millions lottery game.

The New York law had also permitted the installation of VLTs at five horse racing tracks situated across the state of New York. In its July 2004 ruling, however, the Appellate Division of the Supreme Court of New York ruled that the law was unconstitutional because it required that a portion of VLT revenues go to horse-racing breeding funds and track purses. New York’s constitution stipulates that all net proceeds from lottery games go to aid education in New York state. It is anticipated that the ruling will be appealed.

In addition, other states near New Jersey, including Maryland, are currently contemplating gaming legislation. The net effect of these facilities and other items, when operational, on Atlantic City, including our properties, cannot be predicted. Since our market is primarily a drive-to market, legalized gaming in one or more states neighboring or within close proximity to New Jersey could have a material adverse effect on the Atlantic City gaming market overall, including our properties.

Taxation of the gaming industry, already significant, may increase in the future which would reduce our profitability.

Indiana Wagering Tax Add-back. In July 1999, the Indiana Department of Revenue (the “Department”) issued a Letter of Findings to an unaffiliated Indiana gaming company, which affects Indiana riverboat gaming companies, including Trump Indiana, Inc., to the effect that the riverboat wagering tax (the “Riverboat Wagering Tax”), a tax deducted in computing federal taxable income, is not deductible when computing Indiana adjusted gross income because the Riverboat Wagering Tax represents a tax that is “based on or measured by income.” The unaffiliated entity that received the letter of findings, with the assistance of the Indiana Casino Association, of which Trump Indiana, Inc. is a member, contested the findings in the Indiana Tax Court on the basis that the Riverboat Wagering Tax is an excise tax, which is excluded from Indiana’s add-back requirements. In April 2004, the Indiana Tax Court found in favor of the Department. As a result of this ruling, THCR recorded an income tax provision of approximately $19,108,000 during the first quarter of 2004 for the cumulative amount of taxes due since inception at Trump Indiana, Inc. as if state income taxes were computed by not deducting the Riverboat Wagering Tax in calculating Indiana adjusted gross income. The Debtors, along with their peers in the Indiana gaming market, appealed this decision and contested this matter vigorously before the Indiana Supreme Court, but the Indiana Supreme Court refused to grant review of the Indiana Tax Court’s decision. In October 2004, Trump Indiana, Inc. received a notification from the Department assessing approximately $17 million through 2002 for its share of the industry-wide tax liability. Although THCR has accrued the liability associated with the Riverboat Wagering Tax, absent consummation of the

Plan (and the resulting liquidity from the Exit Facility), it does not expect to have the liquidity to provide for the payment in full of the tax assessment and any associated interest and penalties. On March 23, 2005, Trump Indiana, Inc. and the Department entered into a settlement agreement, pursuant to which Trump Indiana, Inc. would pay the Department $20,708,071 in consideration of amounts due, (i) $500,000 of which would be payable within five days of the execution of such agreement (which amount was paid upon execution of the settlement agreement), (ii) $500,000 of which would be payable on the first day of each month thereafter until the effective date of the Plan, and (iii) the balance of which would be payable on the effective date of the Plan. The Company has fully accrued the amount of the settlement as of December 31, 2004. The settlement agreement and the payments described above are subject to the approval of the Bankruptcy Court.

NJSEA Subsidy Agreement. On April 12, 2004 the twelve Atlantic City casino properties, including Trump Marina, executed an agreement with the New Jersey Sports & Exhibition Authority (the “NJSEA”) and the CRDA to, among other things, enhance purses, fund breeders’ awards and establish account wagering at New Jersey horse racing tracks (the “NJSEA Subsidy Agreement”).

The agreement provides that the casinos, pro rata according to their gross revenues, shall (a) pay $34 million to NJSEA in cash in four yearly payments through October 15, 2007 and donate $52 million to NJSEA from the regular payment of their CRDA obligations for use by NJSEA through 2008 to enhance such purses, fund such breeders’ awards and establish such account wagering; and (b) donate $10 million from the regular payment of their CRDA obligations for use by the CRDA as grants to such other North Jersey projects as the CRDA shall determine. These cash payments and donations of the CRDA obligations are conditioned upon the timely enactment and funding of the Casino Expansion Fund Act. TCH has estimated its portion of the industry obligation at approximately 5.5%.

The NJSEA Subsidy Agreement also anticipated that legislation to establish and fund a $62 million Casino Expansion Fund would be effective by December 1, 2004 and that the fund will be administered by the CRDA and made available pro rata to each casino for use in expanding its casino hotel facility in the amount and at the times it makes its donation payments to the CRDA (the “Casino Expansion Fund Act”). The NJSEA Subsidy Agreement further provides for a moratorium until January 2009, which casinos may enforce by court injunction, on the conduct of “casino gaming” at any New Jersey racetrack (unless casinos controlling a majority of the hotel rooms controlled by the casinos in Atlantic City otherwise agree) and a moratorium until January 2006 on the authorization of “casino gaming” at any New Jersey racetrack, the violation of which would terminate the NJSEA Subsidy Agreement and all further payments to NJSEA and require NJSEA to return all undistributed cash and the CRDA to return all undistributed donated CRDA obligations to the casinos. The NJSEA Subsidy Agreement also grants a license through August 2008 for the display, at no cost to the casino industry, of messages promoting Atlantic City generally in prominent locations at NJSEA’s Meadowlands and Monmouth racetracks.

The NJSEA Subsidy Agreement finally provides that, if the Casino Expansion Fund is not established and funded by the New Jersey legislature by December 1, 2004 (a) the casinos shall provide $7 million in cash to the NJSEA by December 10, 2004 and donate $13 million from the regular payment of their CRDA obligations to the NJSEA for use by the NJSEA to enhance such purses, fund such breeders’ awards and establish such account wagering; (b) the moratorium on the conduct of “casino gaming” at New Jersey racetracks shall expire as of January 2006; and (c) the NJSEA Subsidy Agreement shall otherwise terminate.

The New Jersey legislature enacted a law effective June 30, 2004 and amended the same effective January 27, 2005, which establishes the Atlantic City Expansion Fund, identifies the Casino Hotel Room Occupancy Fee as its funding source and directs CRDA to provide the Atlantic City Expansion Fund with $62 million and to make same available to each casino licensee for investment in eligible projects. Eligible projects, if approved by August 25, 2006, may add hotel rooms, retail, dining or non-gaming entertainment venues, or other non-gaming amenities including parking spaces in the City of Atlantic City and, if approved thereafter, shall add hotel rooms to the City of Atlantic City. The New Jersey legislature also enacted a law effective June 20, 2004 which, in yearly increments, fully phases out the July 2003 4.25% tax on casino complimentaries as of July 1, 2009.

We cannot predict future changes in state taxation of casino gaming companies in jurisdictions in which we operate, and any such changes could adversely affect our profitability.

Critical Accounting Policies

The preparation of our financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Management periodically evaluates our policies and the estimates and assumptions related to such policies. The TCH Properties operate in a highly regulated industry and are subject to regulations that describe and regulate operating and internal control procedures. Certain of our critical accounting policies and significant estimates are described below.

Revenue Recognition and Allowance for Doubtful Accounts

The majority of our revenue comes from gaming activities, and the majority of such revenue is derived from cash, which by nature does not require complex estimations. We extend credit to customers on a discretionary basis to certain qualified patrons. Credit play as a percentage of total dollars wagered has been approximately 20% for the past three years. The TCH Properties establish credit limits based upon the particular patron’s creditworthiness, as determined by an examination of various factors including a credit check of the patron, checking the patron’s personal checking account balance and checking the patron’s credit limits and indebtedness at other casinos. We maintain an allowance for doubtful accounts for those customers whose checks have been unable to be deposited due to insufficient funds. This allowance is based on a specific review of customer accounts as well as a review of the history of write-offs of returned markers. Management believes that the reserve recorded is reasonable; however, these estimates could change in the near term based on actual collection experience with each returned marker.

Long-lived Assets

Management has determined that our policy associated with its long-lived assets and related estimates is critical to the preparation of the consolidated financial statements. We have a significant investment in long-lived property and equipment. Management estimates that the undiscounted future cash flows expected to result from the use of these assets exceed the current carrying value of these assets. Any adverse change to the estimates of these undiscounted cash flows could necessitate an impairment charge that would adversely affect operating results. Management estimates the useful lives of our assets based on historical experience and the estimates of assets’ commercial lives. Should the actual useful life of a class of assets be less than from the estimated useful life, an impairment charge would be recorded. Management reviews useful lives and obsolescence and assesses commercial viability of our assets periodically.

Self-Insurance Reserves

Self-insurance reserves represent the estimated amounts of uninsured claims related to employee health medical costs, workers’ compensation and personal injury claims that have occurred in the normal course of business. These reserves are established by management based upon specific review of open claims, with consideration of incurred but not reported claims as of the balance sheet date. The costs of the ultimate disposition of these claims may differ from these reserve numbers.

Accounting Impact of Chapter 11 Filing

The accompanying consolidated condensed financial statements have been prepared in accordance with AICPA Statement of Position No. (SOP) 90-7, “Financial Reporting by Entities in Reorganization under the Bankruptcy Code” (“SOP 90-7”) and on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business. Our ability, both during and after the chapter 11 cases, to continue as a going concern is dependent upon, among other things, (i) our ability to successfully achieve required cost savings to complete its restructuring; (ii) our ability to maintain adequate cash on hand; (iii) our ability to generate cash from operations; (iv) our ability to confirm a plan of reorganization under the Bankruptcy Code and obtain emergence financing; (v) our ability to maintain its customer base; and (vi) our ability to achieve profitability. There can be no assurance that we will be able to successfully achieve these objectives in order to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result should we be unable to continue as a going concern.

Liabilities subject to compromise in the accompanying consolidated balance sheets refer to certain of the liabilities of the Debtors incurred prior to the petition date for the chapter 11 cases. In accordance with SOP 90-7, liabilities subject to compromise are recorded at the estimated amount that is expected to be allowed as pre-petition claims in the chapter 11 proceedings and are subject to future adjustments. Adjustments may result from negotiations, actions of the Bankruptcy Court, further developments with respect to disputed claims, rejection of executory contracts and unexpired leases, proofs of claim, implementation of the Plan or other events. Liabilities subject to compromise consisted of the following as of December 31, 2004 (in thousands):

Non-current liabilities subject to compromise:
TCH Notes	$479,555
TCH Notes, related party	16,367

Total	$495,922

In order to record its debt instruments at the amount of claim expected to be allowed by the Bankruptcy Court in accordance with SOP 90-7, as of the petition date for the chapter 11 cases, we wrote off as reorganization expense deferred financing fees and unamortized debt discount associated with the TCH Notes in order to reflect such debt instruments at their par value. Reorganization expense also includes professional fees, the estimated interest income earned during the proceeding on cash accumulated during the proceeding, and other expenses directly associated with the bankruptcy process.

The following table summarizes reorganization expense for the year ended December 31, 2004 (in thousands):

Write-off or deferred financing costs	$16,660
Accretion of unamortized debt discount	18,382
Professional fees and expenses	6,803

$41,845

We are required to accrue interest expense during the chapter 11 proceedings only to the extent that it is probable that such interest will be paid pursuant to the proceedings. The Company recognized interest expense subsequent to the petition date for the chapter 11 cases with respect to the current terms of its debt and its capital lease obligations. The Plan may provide for a reduction in the amount of accrued interest to be paid upon confirmation of the Plan.

Based on the current terms of the Plan, we believe we would qualify for and be required to implement the “fresh start” accounting provisions of SOP 90-7 upon emergence from bankruptcy, which would establish a “fair value” basis for the carrying value of the assets and liabilities of the reorganized Debtors. The application of “fresh start” accounting on our consolidated financial statements may result in material changes in the amounts and classifications of the Debtors’ non-current assets (including property and equipment). However, the potential impact cannot be determined at this time.

Recent Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities, an Interpretation of ARB 51.” According to such interpretation, the primary objectives of this interpretation were to provide guidance on the identification of entities for which control is achieved through means other than through voting rights (“variable interest entities”) and how to determine when and which business enterprise (the “primary beneficiary”) should consolidate the variable interest entity. This new model for consolidation applies to an entity in which either (i) the equity investors (if any) do not have a controlling financial interest; or (ii) the equity investment at risk is insufficient to finance that entity’s activities without receiving additional subordinated financial support from other parties. In addition, FIN 46 requires that the primary beneficiary, as well as all other enterprises with a significant variable interest in a variable interest entity, make additional disclosures. Adoption of this pronouncement did not have a material impact on our consolidated financial position, consolidated results of operations or liquidity.

Financial Condition

Liquidity and Capital Resources

General. Cash flows from operating activities of the TCH Properties generally constitute our primary source of liquidity. Our cash flows, which include casino gaming revenues and room, food and beverage sales, have generally been sufficient to fund operations and make interest payments when due (although, with respect to the interest payment scheduled to be paid on the TCH Notes on September 15, 2004, we utilized the thirty-day grace period provided under the applicable indentures and delayed payment until October 14, 2004 and, after executing the Restructuring Support Agreement and in contemplation of filing the chapter 11 cases, we did not make the interest payment scheduled to be paid on the TCH Second Priority Notes on March 15, 2005). Nonetheless, our core businesses have not generated cash flows necessary to reinvest in the maintenance or expansion of our hotel and casino properties at levels consistent with those of its competitors.

Due to our constrained liquidity position, we have not been able to refurbish our properties to desired levels or to pursue various capital expenditures, such as the addition of more hotel rooms, or undertake significant new business initiatives. Management has implemented programs to obtain cash flow savings and will continue to attempt to implement such programs in the upcoming year, whether or not the Plan is consummated. These programs include labor savings through increased automation of our slot machines and related products on the gaming floor and, in the event we fail to consummate the Plan, the further reduction of planned capital expenditures and maintenance programs. However, there can be no assurances that these programs would be successful.

In October 2004, Trump Indiana, Inc. received a notification from the Indiana Department of Revenue assessing Trump Indiana, Inc. approximately $17 million through 2002 for its share of an industry-wide tax assessment affecting Indiana riverboat gaming companies. Although THCR accrued the liability associated with such assessment, absent consummation of the Plan (and the resulting liquidity from the Exit Facility), it may not have adequate liquidity to pay the tax assessment in full and any associated interest and penalties. On March 23, 2005, Trump Indiana, Inc. and the Indiana Department of Revenue entered into a settlement agreement, pursuant to which Trump Indiana, Inc. would pay the Indiana Department of Revenue $20,708,071 in consideration of amounts due, (i) $500,000 of which would be payable within five days of the execution of such agreement (which amount was paid upon execution of the settlement agreement), (ii) $500,000 of which would be payable on the first day of each month thereafter until the effective date of the Plan, and (iii) the balance of which would be payable on the effective date of the Plan. The Company has fully accrued the amount of the settlement as of December 31, 2004. The settlement agreement and the payments described above are subject to the approval of the Bankruptcy Court.

On December 22, 2004, THCR Management Services and THCR Development entered into the Memorandum of Understanding with the Tribe and Enterprises, which terminated the Trump 29 Management Agreement (along with an agreement in connection with the financing, development and construction of the Trump 29 Casino and a trademark agreement that licensed the “Trump” name for use at such facility), subject to payment by the Tribe and Enterprises of (i) all management fees earned by THCR Management Services for services rendered under the Trump 29 Management Agreement through December 31, 2004, and (ii) a $6 million fee, among other conditions. On January 21, 2005, the Bankruptcy Court approved the Memorandum of Understanding. Termination of the Trump 29 Management Agreement will result in the loss of revenues from such agreement, which will adversely affect our liquidity and operating performance.

TCH’s existing indebtedness consists primarily of the TCH Notes:

TCH Notes

General. TCH’s debt consists primarily of (i) $425.0 million aggregate principal face amount of TCH First Priority Notes and (ii) $65.0 million aggregate original principal face amount of TCH Second Priority Notes, plus approximately $5.9 million aggregate principal face amount of such notes that have been issued as payments-in-kind thereon. The TCH First Priority Notes bear interest at 11.625% per year in cash, and were sold at 94.832% of their face amount for an effective yield of 12.75%, and mature on March 15, 2010. The TCH Second Priority Notes bear interest at 11.625% per year in cash, plus 6% through the issuance of payable-in-kind notes, and mature on September 15, 2010.

Redemption. Except in connection with a public or private equity offering, the TCH Notes are not redeemable until March 15, 2007. Until March 15, 2006, TCH and TCF may redeem up to 35.0% of the aggregate principal amount of the TCH First Priority Mortgage Notes and the TCH Second Priority Mortgage Notes with the net proceeds of one or more public of private offerings. The TCH Second Priority Mortgage Notes are not redeemable while the TCH First Priority Mortgage Notes are outstanding. For the twelve-month period commencing March 15, 2007, the TCH Notes are redeemable at 108.719% of their outstanding principal amount. For the twelve-month period commencing March 15, 2008, the redemption price decreases to 104.359% of the outstanding principal amount. For the twelve-month period commencing March 15, 2009, the redemption price is 100.0% of the outstanding principal amount.

Guarantees and Collateral. The TCH Notes are guaranteed by each of TCH’s subsidiaries (except for TCF, the co-issuer of such notes) fully and unconditionally on a senior basis. Substantially all the assets of TCH and its guarantor subsidiaries are pledged as security for the TCH Notes. The security interests relating to the TCH First Priority Notes are senior to the security interests relating to the TCH Second Priority Notes. The TCH Notes are not guaranteed by THCR, TAC or by any subsidiaries of TAC, and none of such entities is obligated to provide funds to TCH for any purpose.

Negative Covenants. The indentures governing the TCH Notes contain certain restrictions on the ability of TCH (and almost all of its subsidiaries) to incur additional debt, pay dividends, issue or repurchase stock, make capital expenditures or merge with another entity, among other restrictions.

The ability of Marina Associates (through TCH) to make payments, dividends or distributions to THCR Holdings may be restricted by the CCC. Similarly, the ability of Trump Indiana, Inc. (through TCH) to make payments of dividends or distributions to THCR Holdings may be restricted by the IGC.

In addition to the TCH Notes, we utilize capital lease financing to satisfy our capital resource needs. Our ability to borrow funds, however, has been severely restricted by covenants in the indentures governing the TCH Notes and by our high levels of indebtedness and interest expense. As a result of the chapter 11 filings, the long-term debt of the Debtors, including the TCH Notes and other obligations, are technically in default and the obligations thereunder would be immediately payable upon acceleration of amounts due thereunder. However, under chapter 11, actions to collect pre-petition indebtedness against a debtor, as well as most pending litigation against a debtor, are stayed and other prepetition obligations against us may not be enforced.

The following table sets forth TCH’s capital expenditures by property for the fiscal years ended December 31, 2003 and December 31, 2004:

Trump Casino Holdings, LLC

Consolidating Capital Expenditures

(in thousands)

	Trump Marina	Trump Indiana	Total
For the Year Ended December 31, 2004
Purchase of Property & Equipment	$5,493	$2,831	$8,324
Capital Lease Additions (a)	6,159	89	6,248

Total Capital Expenditures	$11,652	$2,920	$14,572

For the Year Ended December 31, 2003
Purchase of Property & Equipment	$5,505	$1,780	$7,285
Capital Lease Additions (a)	7,842	4,825	12,667

Total Capital Expenditures	$13,347	$6,605	$19,952

(a)	Capital expenditures consisted principally of purchases of slot machines, renovations and ongoing property enhancements.

Chapter 11 Cases

The liquidity and capital resources of the Debtors have been significantly affected by the chapter 11 cases. The bankruptcy proceedings have resulted in various restrictions on our activities, limitations on financing and the need to obtain Bankruptcy Court approval for most matters. Since the petition date of the chapter 11 cases, we have used cash provided by operating activities and borrowings under the DIP Facility to fund capital expenditures and other liquidity requirements.

DIP Facility. The principal terms of the DIP Facility are summarized below:

General. On November 22, 2004, the Debtors entered into a loan and security agreement (the “DIP Agreement”) with Beal Bank, S.S.B. (“Beal Bank”). The DIP Agreement provides for a DIP Facility in the aggregate principal amount of up to $100 million in the form of a senior secured revolving debtor-in-possession loan. The Bankruptcy Court issued a final order approving the DIP Agreement on February 3, 2005.

Term. The DIP Facility will expire upon the earlier to occur of November 22, 2005 or the effective date of a plan of reorganization of the Debtors, unless otherwise terminated in accordance with the terms of the DIP Agreement. The Debtors have agreed to repay the outstanding principal balance under the DIP Facility, together with any other amounts due to Beal Bank or the other lenders under the DIP Agreement, on the termination date of the DIP Agreement.

Interest. Interest on the DIP Facility will accrue at the one year London Interbank Offered Rate plus one hundred and fifty basis points, payable quarterly in arrears; provided that upon the occurrence of a default, at the election of Beal Bank, the loans under the DIP Facility shall bear interest at rates that are two percent per annum in excess of the rates otherwise payable with respect to the DIP Facility.

Fees. An unused line fee shall be payable monthly on the daily unutilized portion of the DIP Facility, in the amount of (i) fifty basis points with respect to any unutilized amounts under the DIP Facility in excess of 67% of the maximum amount of the revolving loans under the DIP Facility and (ii) twenty-five basis points with respect to any unutilized amounts under the DIP Facility less than or equal to 67% of the maximum amount of the revolving loans under the DIP Facility.

Security. Borrowings under the DIP Facility are secured by substantially all of the Debtors’ assets and rank senior to the liens securing the TAC Notes and TCH Notes, subject to a carveout for the payment of certain fees and disbursements incurred by professionals appointed in the Debtors’ chapter 11 cases.

Prepayments. The Debtors may prepay the principal of the DIP Facility, in whole or in part, at any time. Mandatory prepayments of the DIP Facility will be required in amounts equal to 100% of (i) the net cash proceeds of any merger, reorganization, consolidation, transfer, sale, assignment, lease or other disposition outside the ordinary course of business, and (ii) the insurance or condemnation proceeds received in connection with a casualty event, condemnation or other loss in each case, in excess of $5 million for any single loss.

Covenants. The DIP Agreement contains certain affirmative and negative covenants, including obligations of the Debtors to maintain their qualification and good standing, maintain licenses and governmental authorizations, maintain certain insurance coverages and comply with applicable environmental and ERISA laws; restrictions on mergers, consolidations, sales, acquisitions, assets sales, certain types of permitted businesses and creation of liens; and achievement of certain EBITDA levels prior to any borrowings under the DIP Facility, among other restrictions.

Use of Proceeds. Pursuant to the DIP Agreement approved by order of the Bankruptcy Court, proceeds will be used for general working capital purposes in the ordinary course of business (i) to fund expenses incident to the Debtors’ efforts to operate, maintain, reorganize or dispose of their business and assets, (ii) to fund payment of fees and expenses owing to professionals incurred during the chapter 11 cases, (iii) to pay all fees and expenses provided under the DIP Agreement (whether incurred before or after the petition date) and (iv) as otherwise authorized by such orders, including permitted capital expenditures, priority employee wage claims and expenses associated with the assumption of executory contracts and unexpired leases. As of December 31, 2004, the Debtors had drawn approximately $35.8 million under the DIP Facility, leaving availability of approximately $64.2 million.

Although no assurance can be given, we believe that cash provided by operating activities, along with financing provided by the DIP Facility, should provide us with sufficient liquidity to fund our operations through the effective date of the Plan. Our ability to maintain sufficient liquidity to fund our operations during the term of the DIP Facility is dependent on our ability to comply with the covenants under the DIP Facility and to generate sufficient cash flows to meet our obligations as they become due.

As noted above, the DIP Facility expires upon the earlier of the effective date of a plan of reorganization of the Debtors or November 22, 2005, unless otherwise terminated in accordance with its terms. If it appears likely that the DIP Facility will expire prior to the effective date of a plan of reorganization, we expect to request an amendment of the DIP Facility to postpone the expiration thereof to a date that would allow sufficient time for a reorganization plan to become effective. It is uncertain whether Beal Bank would agree to such an amendment and what terms Beal Bank might attempt to impose in connection with such an amendment. If we were not successful in postponing the expiration of the DIP Facility, we would likely seek alternative debtor-in-possession financing. We can provide no assurance that alternative debtor-in-possession financing would be available on terms acceptable to us, if at all.

Future Sources of Liquidity

If the Debtors consummate the Plan, they expect to use cash provided by operating activities and proceeds from the Exit Facility to satisfy their liquidity needs. The New Notes and the Exit Facility are subject to the approval of the Bankruptcy Court and confirmation and consummation of the Plan. There is no assurance that the Bankruptcy Court will approve these documents in the forms currently filed with the court, and the Bankruptcy Court or the parties may modify such agreements prior to the effective date of the Plan.

Exit Facility

On December 17, 2004, THCR, TAC and TCH entered into a commitment letter (the “Exit Facility Commitment Letter”), with Morgan Stanley Senior Funding, Inc. (“Morgan Stanley”) and UBS Loan Finance LLC and UBS Securities LLC (collectively, “UBS”), pursuant to which Morgan Stanley and UBS agreed to provide a financing commitment for, and act as joint lead arrangers and bookrunners, and Morgan Stanley agreed to act as administrative agent in connection with the Exit Facility. The Exit Facility Commitment Letter was amended during the first quarter of 2005 to give effect to certain developments in the Debtors’ chapter 11 cases. The Exit Facility Commitment Letter is subject to certain terms and conditions and is subject to Bankruptcy Court approval. The Debtors expect that on the effective date of the Plan, the Debtors, Morgan Stanley and UBS will enter into the Exit Facility, which will incorporate the principal terms of the Exit Facility Commitment Letter. Although the Debtors have filed a form of the Exit Facility with the Bankruptcy Court, the terms of such facility remain subject to additional negotiation among the Debtors, Morgan Stanley and UBS, and these parties and the Bankruptcy Court may modify the Exit Facility prior to the effective date of the Plan.

General. The Exit Facility Commitment Letter contemplates an Exit Facility in the aggregate principal amount of up to $500 million in the form of (i) a single draw term loan facility in the amount of $150 million (the “Tranche B-1 Term Loan Facility”), (ii) a delayed draw term loan facility in the amount of $150 million (the “Tranche B-2 Term Loan Facility,” together with the Tranche B-1 Term Loan Facility, the “Term Loans”), and (iii) a revolving credit facility in the amount of $200 million (the “Revolving Credit Facility”).

Availability of Loans. Loans under the Tranche B-1 Loan Facility could only be borrowed on the effective date of the Plan. Loans under the Tranche B-2 Loan Facility may be borrowed in multiple drawings during the period commencing on the effective date through the first anniversary of the effective date. Loans under the Revolving Loan Facility could be borrowed, repaid and reborrowed on and after the effective date through the fifth anniversary of the effective date.

Interest and Fees. Subject to certain exceptions, amounts borrowed under the Exit Facility would bear interest, as follows:

•	For the first six months after the effective date, borrowings under the Revolving Credit Facility would bear interest, at the Debtors’ election: (i) at a base rate plus 1.50% per annum or (ii) an adjusted Eurodollar rate plus 2.50% per annum. Thereafter, the interest rate for such borrowings would be the base rate or adjusted Eurodollar rate, at the Debtors’ election, plus, in either case, a margin based on the Debtors’ consolidated ratio of consolidated EBITDA to total indebtedness; and

•	Borrowings under each of the Term Loans would bear interest, at the Debtors’ election, at a base rate plus 1.75% per annum or an adjusted Eurodollar rate plus 2.75% per annum.

The Debtors would also pay the following fees for unused commitments under the Exit Facility:

•	For the Tranche B-2 Term Loan Facility, the Debtors would pay, quarterly in arrears, 1.00% per annum on the daily average unborrowed available funds under such facility; and

•	For the Revolving Credit Facility, the Debtors would pay, quarterly in arrears, 0.50% per annum on the daily average of unborrowed available funds under such facility.

Furthermore, the Debtors would pay all reasonable out-of-pocket fees and expenses incurred by Morgan Stanley, UBS and their affiliates in connection with the Exit Facility Commitment Letter and Exit Facility.

Maturity and Amortization. The Term Loans would mature on the seventh anniversary of the Effective Date. The Term Loans would be repaid during the final year of such loans in equal quarterly amounts, subject to amortization of approximately 1.0% per year prior to such final year. The Revolving Credit Facility would mature on the fifth anniversary of the effective date and all loans thereunder would be repaid on the maturity date.

Security. The Exit Facility would be secured by a first priority security interest in (i) substantially all of the present and future property and assets of the Debtors, including, but not limited to, machinery and equipment, inventory and other goods, accounts receivable, owned real estate, leaseholds, fixtures, bank accounts, general intangibles, license rights, patents, trademarks, trade names, copyrights, insurance proceeds, contract rights, hedge agreements, documents, instruments, indemnification rights, tax refunds and cash, (ii) all shares of capital stock of (or other ownership interests in) and intercompany debt of the Debtors and each present and future subsidiary of the Debtors, subject to applicable regulatory approvals, and (iii) all proceeds and products of the property and assets of the foregoing.

Guarantees. The obligations under the Exit Facility would be guaranteed by each of the direct and indirect wholly-owned subsidiaries of THCR, subject to customary exceptions, exclusions and release mechanics. Each guarantee of the obligations under the Exit Facility would be a senior obligation of each guarantor, and would rank pari passu in right of payment with any future senior indebtedness of the guarantors. In addition, each guarantee would rank senior in right of payment to all of the existing and future subordinated indebtedness of each guarantor.

Prepayments. The Debtors would have the option to prepay any or all borrowings under the Exit Facility without premium or penalty, subject to certain terms and conditions. The Debtors would be required to make mandatory prepayments of indebtedness under the Exit Facility from a percentage (with step-downs to zero, based on the Debtors’ consolidated leverage ratio) of the net cash proceeds from all asset sales, tax refunds, indemnity payments, pension reversions, insurance proceeds and debt offerings subject to exceptions described in the Exit Facility. Commencing on the first anniversary of the effective date, the Debtors would also be required to make mandatory payments of indebtedness under the Exit Facility from a percentage of the Debtors’ cash flow, initially 50%, and decreasing to zero, based on the Debtors’ consolidated leverage ratio. In addition, the Debtors would be required to make mandatory payments of indebtedness under the Exit Facility from a percentage of the Debtors’ net cash proceeds from the issuance of equity, initially 50%, and decreasing to zero, based on the Debtors’ consolidated leverage ratio.

Covenants. The Debtors would be required to comply with negative and affirmative covenants, including limitations on liens, indebtedness, mergers and acquisitions, sales of assets, investments, dividends and distributions, becoming a general partner in any partnership, new subsidiaries, repurchasing shares of capital stock, prepaying, redeeming or repurchasing debt, capital expenditures, negative pledges, changing the nature of the Debtors’ business, amending organizational documents, debt documents or other material agreements, changing accounting policies or reporting practices, transactions with affiliates and customary financial and other reporting requirements, among other restrictions. In addition, the Debtors would be required to comply with certain financial ratios and other financial covenants, such as consolidated EBITDA to total indebtedness, consolidated EBITDA to first lien debt and consolidated EBITDA to cash interest expense, in each case calculated on a consolidated basis for each consecutive four fiscal quarter period.

Events of Default. The Exit Facility would contain customary events of default, including failure to make payments when due, material breaches of representations and warranties, noncompliance with covenants, cross defaults, bankruptcy and insolvency defaults, material monetary judgment defaults, impairment of security interests in collateral, change of control and ERISA matters.

Use of Proceeds. The Term Loans and the Revolving Credit Facility would be used solely to (i) refinance all amounts outstanding under the DIP Facility, (ii) fund the construction of a new tower at the Trump Taj Mahal, (iii) pay the fees and expenses incurred in connection with the chapter 11 cases and (iv) provide for the ongoing working capital and general corporate needs of the Debtors.

Conditions to Exit Facility. The commitment of Morgan Stanley and UBS will be subject to the negotiation, execution and delivery of definitive agreements in connection with the Exit Facility. The Exit Facility will also be subject to customary conditions, including Morgan Stanley’s and UBS’s reasonable satisfaction with the Plan, Disclosure Statement and confirmation order of the Bankruptcy Court; effectiveness of the Plan; Morgan Stanley’s and UBS’s reasonable satisfaction with the corporate and legal structure and organizational documents of the Debtors; ownership of the capital stock of the Debtors free and clear of any liens, charges or encumbrances, other than the collateral securing the Exit Facility, the liens securing the New Notes and agreed upon additional liens; absence of material adverse change; absence of pending or threatened material litigation; governmental and third-party consents; accuracy of information regarding the Debtors supplied to Morgan Stanley and UBS in all material respects; Morgan Stanley’s and UBS’s reasonable satisfaction with environmental matters; Morgan Stanley’s and UBS’s satisfaction with the Debtors’ ability to meet material ERISA obligations; Morgan Stanley’s and UBS’s satisfaction with the Debtors’ insurance policies; completion of relevant due diligence; receipt by Morgan Stanley and UBS of legal opinions with respect to the Debtors; nonexistence of any event of default under the loan documentation; the representations and warranties of the Debtors being true in all material respects; payment of accrued fees and expenses of Morgan Stanley and UBS; and obtaining of ratings for the Exit Facility from Moody’s Investors Service, Inc. and Standard & Poor’s Rating Services.

New Notes

Pursuant to the Plan, the holders of the TAC Notes would receive approximately $777.3 million aggregate principal amount of New Notes, the holders of the TCH First Priority Notes would receive $425.0 million aggregate principal amount of New Notes and the holders of the TCH Second Priority Notes (other than Mr. Trump) would receive approximately $47.7 million aggregate principal amount of New Notes.

Issuers. The issuers of the New Notes would be THCR Holdings and THCR Funding (the “Issuers”). An estimated amount of approximately $730 aggregate principal amount of the New Notes would be nonrecourse to the Issuers and to the partners of THCR Holdings (the “Non-Recourse Portion”). An estimated amount of approximately $520 million aggregate principal amount of the New Notes would be recourse to the Issuers and to THCR, in its capacity as general partner of THCR Holdings (the “Recourse Portion”). The Recourse Portion and Non-Recourse Portion shall be recalculated on a periodic basis based on certain tax considerations no less frequently than annually, provided that in no event shall the Non-Recourse Portion exceed $730 million aggregate principal amount of New Notes.

Guarantors. All of the domestic subsidiaries of THCR Holdings immediately following the effective date of the Plan (except for THCR Funding, the co-issuer of the New Notes) (the “Guarantors”) would guarantee the Recourse Portion, which would be fully recourse and enforceable against the collateral securing the New Notes. All of the Guarantors, with the exception of Trump Indiana, Inc., would guarantee the Non-Recourse Portion, which would be nonrecourse and enforceable only against the collateral securing the New Notes.

Ranking. The New Notes would be senior obligations of the Issuers and would rank senior in right of payment to all of the future subordinated indebtedness of the Issuers. The obligations of the Issuers under the New Notes would be guaranteed in the manner set forth above on a senior basis by each of the Guarantors and would rank senior in right of payment to any of the Guarantors’ future subordinated indebtedness. Notwithstanding the foregoing, the New Notes and the guarantees thereof would be effectively subordinated to the Exit Facility.

Collateral. THCR Holdings’ obligations under the New Notes would be secured by a lien on substantially all the Guarantors’ now owned or, subject to certain exceptions, hereafter acquired real property and incidental personal property and certain other property of the Debtors (with the exception of those of Trump Indiana, Inc.) subject to liens securing the Exit Facility and certain permitted prior liens. The Issuers would provide an annual valuation of the collateral securing the Notes, prepared and certified by a nationally recognized independent appraisal or investment banking firm, identifying the value of all interests in real property and other property incidental to the activity of holding real property. Based on the results of such valuation, the Issuers and the Guarantors would grant additional collateral to secure the obligations under the Notes and Guarantees consisting of other property and assets of the Issuers and Guarantors, other than certain excluded assets, based on certain tax considerations. From and after the time when the Exit Facility and other priority indebtedness and all refinancings of the Exit Facility and other priority indebtedness that are permitted under the New Notes indenture were no longer outstanding, the liens securing the New Notes and the guarantees thereof would no longer be subordinated to any other liens, except for certain permitted liens under the New Notes indenture.

Term. The New Notes would mature ten years from the effective date of the Plan.

Interest Rate. The New Notes would bear interest at a rate of 8.5% per annum.

Optional Redemption. Except in connection with a public or private equity offering, the New Notes would not be redeemable until the fifth anniversary of the effective date of the Plan. Until the third anniversary of the effective date, the Issuers could redeem up to 35.0% of the aggregate principal amount of the New Notes with the net proceeds of one or more public or private equity offerings. Commencing on the fifth anniversary of the effective date and for each twelve month period thereafter until the eighth anniversary of the effective date, the New Notes would be redeemable at certain percentages decreasing to 100% of the outstanding principal amount.

Asset Sales. If the Issuers or certain restricted subsidiaries engaged in certain asset sales, the Issuers would have the option, subject to certain exceptions, to invest the net cash proceeds from such sales in certain permitted businesses within one year or repay obligations under the Exit Facility or other indebtedness secured by liens that were senior to the liens securing the New Notes. In the event (i) the Issuers or certain restricted subsidiaries sold assets that produce in excess of a certain percentage of THCR Holdings’ 12-month trailing EBITDA, or (ii) any net asset sale proceeds that were not invested or applied within one year exceed $15 million, THCR Holdings and THCR Funding would be required to offer to purchase the New Notes at a purchase price equal to 100% of the principal amount, plus accrued interest.

Gaming Redemption. The New Notes would be subject to redemption requirements imposed by gaming laws and regulations of gaming regulatory authorities in New Jersey and Indiana and other gaming regulatory authorities with jurisdiction over THCR Holdings’ properties.

Change of Control. If a “change in control” of THCR Holdings occurred, THCR Holdings would be required to give holders of the New Notes the opportunity to sell to THCR Holdings their New Notes at 101% of their face amount, plus accrued interest. The Debtors may not be able to pay the required price for the New Notes presented for repurchase upon a change of control, however, because the Debtors may not have sufficient funds at that time or the terms of the Exit Facility and other debt could prevent the Debtors from paying.

To the extent that any New Notes are redeemed under the foregoing provisions, the Recourse Portion and guarantees of the Recourse Portion would be correspondingly reduced. Any New Notes redeemed in excess of the Recourse Portion would reduce the Non-Recourse Portion and the guarantees of the Non-Recourse Portion.

Covenants. The New Notes indenture would contain covenants limiting THCR Holdings’ (and most or all of its subsidiaries’) ability to:

•	incur additional debt;

•	pay dividends or distributions on its equity interests or repurchase its equity interests;

•	issue stock of subsidiaries;

•	make certain investments;

•	create liens on its assets to secure debt;

•	enter into transactions with affiliates;

•	merge or consolidate with another company; and

•	transfer and sell assets.

If we consummated the Plan, our future liquidity would be substantially dependent on our ability to achieve positive operating results and maintain satisfactory capital. We expect to increase our capital expenditure budget after consummation of the Plan, in part to make certain capital expenditures that had been deferred due to our constrained liquidity position prior to filing for bankruptcy. If the Plan is consummated, we intend to construct a new 1,250-room tower at the Trump Taj Mahal commencing in 2006. However, plans for construction of such a tower remain at a preliminary stage, and there is no assurance that such construction will take place, or that, if consummated, the new tower would be profitable.

We are currently evaluating the amount of Net Operating Losses (“NOLs”) carryforwards that would be available to us were we to successfully consummate the Plan. Our ability to use NOLs and other tax attributes may be subject to certain statutory and other limitations and may be affected by our financial restatement under “fresh start” accounting. At this time, we are not able to determine with specificity the impact of statutory limitations, or our financial restatement, on the amount of our NOL carryforwards. In addition, the Internal Revenue Service may challenge our ability to use NOL carryforwards or contend that such carryforwards are subject to other limitations.

Contractual Obligations and Commercial Commitments

The following tables set forth summaries of our obligations and commitments as of December 31, 2004 to make future payments under contracts, such as debt and lease agreements, and under contingent commitments. As a result of the chapter 11 filing, the rights and interests of our various creditors will be substantially altered. Actions to collect pre-petition indebtedness against a debtor, as well as most other pending litigation against a debtor, are stayed and other prepetition obligations against us may not be enforced.

We have filed schedules with the Bankruptcy Court indicating the executory contracts and unexpired leases we are assuming under the Plan. The Bankruptcy Court is currently reviewing these schedules and would eventually resolve any claims by parties affected by the rejections of these contracts or leases. As such, the table below does not take into account any contracts that may be rejected through the Bankruptcy Court process. Since the Plan has yet to be consummated, the financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of the Plan, including the restructuring of our existing public indebtedness, consummation of the Exit Facility or issuance of New Notes.

	Payments Due by Period as of December 31, 2004
	(in thousands)
Contractual Obligations	Total	2005	2006-2007	2008-2009	Thereafter
Long-Term Debt	$496,773	$851	$—	$—	$495,922
Capital Lease Obligations (1)	13,435	7,097	6,338	—	—
Operating Leases	32,182	5,074	8,309	7,575	11,224
Interest on the TCH Notes	321,801	60,968	117,829	119,406	23,598
Other Long-Term Obligations (2)	1,990	1,990	—	—	—

Total Contractual Obligations	$866,181	$75,980	$132,476	$126,981	$530,744

(1)	Excludes interest on such obligations. Does not include fees to professionals and other transaction costs incurred in connection with the Debtors’ chapter 11 cases.
(2)	Consists primarily of base compensation under employment agreements with employees.

Effects of Transactions with Related and Certain Other Parties

Affiliated party transactions are governed by the Delaware General Corporation Law, a settlement agreement pertaining to THCR’s acquisition of Trump Marina in 1996, the partnership agreement of THCR Holdings and by the indentures under which the TCH Notes were issued, which generally require that such transactions be on terms as favorable as would be obtainable from an unaffiliated party and require the approval of a majority of THCR’s independent directors for certain affiliated transactions. If the Plan is consummated, THCR will no longer be bound by the terms of such settlement agreement or the indentures, although the Exit Facility, amended and restated partnership agreement of THCR Holdings, and indenture governing the New Notes would be expected to contain similar provisions. Generally, affiliated party transactions are required to be on terms as favorable as they would be with unaffiliated parties, and require the approval of a majority of THCR’s independent directors, Messrs. Wallace B. Askins, Don M. Thomas and Robert J. McGuire.

Donald J. Trump and certain affiliates have engaged in certain related party transactions with respect to THCR and its subsidiaries. See “Executive Compensation; Compensation Committee Interlocks and Insider Participation.”

Results of Operations for the Years Ended December 31, 2003 and 2004

The following tables include selected data of Trump Marina and Trump Indiana, Inc. for the years ended December 31, 2003 and 2004:

	Years Ended December 31,
	2003 Trump Marina	2004 Trump Marina	2003 Trump Indiana	2004 Trump Indiana	2003 Total TCH*	2004 Total TCH*
	(in thousands)
Revenues:
Gaming	$258,399	$260,246	$134,851	$140,602	$393,250	$400,848
Other	60,641	62,989	8,290	8,316	68,931	71,305

Gross revenues	319,040	323,235	143,141	148,918	462,181	472,153
Less promotional allowances	68,609	75,090	14,736	11,250	83,345	86,340

Net revenues	250,431	248,145	128,405	137,668	378,836	385,813

Cost and expenses:
Gaming	122,587	120,601	68,335	72,443	190,922	193,044
Other	14,532	14,192	6,469	6,741	21,001	20,933
General and administrative	66,669	64,910	36,577	31,548	100,034	92,087
Reorganization expenses	—	10,722	—	2,133	—	41,845
Debt renegotiation costs	(47)	—	—	—	401	857
Depreciation and amortization	22,535	22,256	7,288	7,614	29,823	29,870

Total costs and expenses	226,276	232,681	118,669	120,479	342,181	378,636

Income from operations	24,155	15,464	9,736	17,189	36,655	7,177

Interest income	107	225	429	(15)	735	304
Interest expense	(52,413)	(45,972)	(7,011)	(8,763)	(72,188)	(72,398)
Gain on debt retirement, net	9,751	—	(1,820)	—	7,931	—
Other non-operating income (expense)	—	—	(20)	573	(20)	573

Total non-operating expense, net	(42,555)	(45,747)	(8,422)	(8,205)	(63,542)	(71,521)

Loss before equity in loss from joint venture, provision for income taxes and discontinued operations	(18,400)	(30,283)	1,314	8,984	(26,887)	(64,344)
Loss in joint venture		—	(2,396)	(2,449)	(2,396)	(2,449)
Provision for income taxes	(1,375)	(1,472)	—	(21,858)	(1,375)	(23,330)

Loss from continuing operations	(19,775)	(31,755)	(1,082)	(15,323)	(30,658)	(90,123)
Income from operations of Trump 29	—	—	—	—	3,523	7,480
Gain on termination of Trump 29 management contract	—	—	—	—	—	6,000

Net income (loss)	$(19,775)	$(31,755)	$(1,082)	$(15,323)	$(27,135)	$(76,643)

*	Intercompany eliminations and expenses of Trump 29 Casino and TCH are not separately shown. On December 27, 2004, THCR announced that it had terminated the Trump 29 Management Agreement. The Tribe has paid THCR a termination fee of $6.0 million. Trump 29 Casino had revenues of $3.9 million and $8.2 million, and income from operations of $3.5 million and $7.5 million, for the years ended December 31, 2003 and 2004, respectively. Trump 29 Casino’s income from operations and termination fee received have been recorded as discontinued operations on the consolidated statements of income.

	Years Ended December 31,
	2003 Marina Associates	2004 Marina Associates		2003 Trump Indiana	2004 Trump Indiana		2003 Total TCH*	2004 Total TCH*
	(in thousands, except statistical data)
Table Game Revenue (1)	$60,395	$52,470		$18,751	$18,869		$79,146	$71,339
Increase (Decrease) from Prior Period		$(7,925)			$118			$(7,807)
Table Game Drop (2)	$354,529	$348,019		$116,045	$122,138		$470,574	$470,157
Increase (Decrease) from Prior Period		$(6,510)			$6,093			$(417)
Table Game Win Percentage (3)	17.0%	15.1%		16.2%	15.4%		16.8%	15.2%
Increase (Decrease) from Prior Period		(1.9	) pts.		(0.8	) pts.		(1.6	) pts.
Number of Tables	80	76		42	40		122	116
Increase (Decrease) from Prior Period		(4)			(2)			(6)
Slot Revenue (4)	$197,424	$207,243		$115,983	$116,214		$313,407	$323,457
Increase (Decrease) from Prior Period		$9,819			$231			$10,050
Slot Handle (5)	$2,470,668	$2,615,952		$1,499,730	$1,500,580		$3,970,398	$4,116,532
Increase (Decrease) from Prior Period		$145,284			$850			$146,134
Slot Win Percentage (6)	8.0%	7.9%		7.7%	7.7%		7.9%	7.9%
Increase (Decrease) from Prior Period		(0.1)			—			—
Number of Slot Machines	2,506	2,522		1,600	1,682		4,106	4,204
Increase (Decrease) from Prior Period		16			82			98
Other Gaming Revenue	$580	$533		$117	$5,519		$697	$6,052
Increase (Decrease) from Prior Period		$(47)			$5,402			$5,355
Total Gaming Revenue	$258,399	$260,246		$134,851	$140,602		$393,250	$400,848
Increase (Decrease) from Prior Period		$1,847			$5,751			$7,598
Number of Guest Rooms	728	728		300	300		1,028	1,028
Occupancy Rate	86.8%	86.4%		53.1%	51.3%		77.0%	76.2%
Average Daily Rate (Room Revenue)	$78.69	$80.55		$56.41	$56.87		$74.21	$75.90

*	Intercompany elimination and expenses of Trump 29 and TCH are not separately shown.
(1)	“Table Game Revenues” is defined as the total amount wagered by table patrons (the “Table Game Drop”), less the amounts paid back to such patrons by the casino for winning wagers.
(2)	“Table Game Drop” is defined as the total amount wagered by table game patrons.
(3)	“Table Win Percentage” is defined as the ratio, expressed as a percentage, of Table Games Revenues to Table Game Drop.
(4)	“Slot Revenues” is defined as the total amount wagered by slot patrons (the “Slot Handle”), less the amount paid back to slot.
(5)	“Slot Handle” is defined as the total amount wagered by slot patrons.
(6)	“Slot Win Percentage” is defined as the ratio, expressed as a percentage, of Slot Revenues to Slot Handle.

Table games revenues decreased approximately $7,807,000 (9.9%) to $71,339,000 for the year ended December 31, 2004 from $79,146,000 for the year ended December 31, 2003. This decrease was due primarily to a reduction in table win percentage to approximately 15.2% for the year ended December 31, 2004 from approximately 16.8% for the year ended December 31, 2003.

Slot revenues increased approximately $10,050,000 (3.2%) to $323,457,000 for the year ended December 31, 2004 from $313,407,000 for the year ended December 31, 2003. This increase was due primarily to sustained marketing programs and events designed specifically for the slot customer.

Other gaming revenues increased approximately $5,355,000 to $6,052,000 for the year ended December 31, 2004 from $697,000 for the year ended December 31, 2003 due primarily to the introduction of poker at Trump Indiana in December 2003.

Food and beverage revenues increased approximately $1,629,000 (4.7%) to $36,000,000 for the year ended December 31, 2004 from $34,371,000 for the year ended December 31, 2003. This increase is primarily due to the implementation of a free buffet offer for certain Trump Marina customers, which began April 2004 and continued through December 2004.

Promotional allowances increased approximately $2,995,000 (3.6%) to $86,340,000 for the year ended December 31, 2004 from $83,345,000 for the year ended December 31, 2003. This increase was due primarily to increased coin expense at Trump Marina ($4,457,000) which was related to the increased slot revenues. In addition, Trump Marina’s food coupons increased due to the new direct mail free buffet offer ($1,532,000). These increases were partially offset by a decrease in coin expense at Trump Indiana ($2,968,000).

Gaming expenses increased approximately $2,122,000 (1.1%) to $193,044,000 for the year ended December 31, 2004 from $190,922,000 for the year ended December 31, 2003. This increase was due primarily to costs and expenses for the first full year of poker operations at Trump Indiana, which commenced operations in December 2003.

General and administrative costs decreased approximately $6,365,000 (6.7%) to $87,979,000 for the year ended December 31, 2004 from $94,344,000 for the year ended December 31, 2003. This decrease is primarily due to a decrease in property taxes ($6,572,000) at Trump Indiana, Inc. related to a retroactive two-year property tax reassessment which was recorded during the fourth quarter of 2003.

General and administrative costs-related party decreased approximately $1,582,000 (27.8%) to $4,108,000 for the year ended December 31, 2004 from $5,690,000 for the year ended December 31, 2003. This decrease is primarily due to assignment of Trump Indiana, Inc.’s management services agreement from THCR Holdings to TCH in connection with the debt refinancing discussed in Note (3) to the “Consolidated Financial Statements.”

We have incurred approximately $41,845,000 in reorganization costs during the year ended December 31, 2004 related to THCR’s reorganization efforts discussed in Note (1).

Debt renegotiation costs increased approximately $456,000 to $857,000 for the year ended December 31, 2004 from $401,000 for the year ended December 31, 2003. The 2004 expenses were related to a proposed recapitalization transaction with DLJMB. On September 22, 2004, by mutual agreement, THCR and DLJMB announced that they had terminated discussions regarding the proposed recapitalization transaction.

Interest expense increased approximately $5,544,000 (8.7%) to $69,457,000 for the year ended December 31, 2004 from $63,913,000 for the year ended December 31, 2003. This increase is primarily due to two reasons: (i) an interest rate increase of 1.0% on the TCH Notes which resulted from the First Priority Leverage Ratio test for the year ended December 31, 2003, which is effective from March 15, 2004 through March 14, 2005 and (ii) additional interest expense related to the TCH Second Priority Notes payable through the issuance of payable-in-kind notes.

Interest expense-related party decreased by approximately $5,334,000 (64.5%) to $2,941,000 for the year ended December 31, 2004 from $8,275,000 for the year ended December 31, 2003 primarily due to the redemption of the Castle Funding PIK Notes on March 25, 2003.

In connection with the TCH Notes offering, TCH recorded a net gain of $7,931,000 for the year ended December 31, 2003, which consists of a net gain of $10,451,000 on the retirement of the Castle Funding Mortgage Notes and the Castle Funding PIK Notes, the settlement of Trump Indiana, Inc.’s interest swap for $851,000 and the write-off of unamortized loan costs of approximately $1,669,000.

Non-operating income increased approximately $593,000 for the year ended December 31, 2004. This increase is primarily due to gains recognized in association with slot machine disposals by Trump Indiana.

Provision for income taxes increased approximately $21,955,000 to $23,330,000 for the year ended December 31, 2004 from $1,375,000 for the year ended December 31, 2003, due primarily to a $21,858,000 expense recorded by Trump Indiana, Inc. during the year 2004 as a result of a ruling by the Indiana Tax Court regarding the nondeductibility of the Riverboat Wagering Tax when computing Indiana adjusted gross income. This charge covers the period from commencement of operations in June 1996 through December 31, 2004.

Results of Operations for the Years Ended December 31, 2002 and 2003

The following tables include selected data of Trump Marina and Trump Indiana, Inc. for the years ended December 31, 2002 and 2003:

	Years Ended December 31,
	2002 Trump Marina	2003 Trump Marina	2002 Trump Indiana	2003 Trump Indiana	2002 Total TCH*	2003 Total TCH*
	(in thousands)
Revenues:
Gaming	$281,898	$258,399	$128,747	$134,851	$410,645	$393,250
Other	61,639	60,641	8,132	8,290	69,771	68,931

Gross revenues	343,537	319,040	136,879	143,141	480,416	462,181
Less promotional allowances	73,288	68,609	12,877	14,736	86,165	83,345

Net revenues	270,249	250,431	124,002	128,405	394,251	378,836

Cost and expenses:
Gaming	127,417	122,587	63,038	68,335	190,455	190,922
Other	14,976	14,532	6,126	6,469	21,102	21,001
General and administrative	70,529	66,669	27,900	36,577	98,429	100,034
Debt renegotiation costs	1,345	(47)	284	—	1,629	401
Depreciation and amortization	21,356	22,535	6,250	7,288	27,606	29,823

Total costs and expenses	235,623	226,276	103,598	118,669	339,221	342,181

Income from operations	34,626	24,155	20,404	9,736	55,030	36,655

Interest income	316	107	273	429	867	735
Interest expense	(63,574)	(52,413)	(3,951)	(7,011)	(70,728)	(72,188)
Gain on debt retirement, net	—	9,751	—	(1,820)	—	7,931
Other non-operating income expense)	—	—	1,219	(20)	1,219	(20)

Total non-operating expense, net	(63,258)	(42,555)	(2,459)	(8,422)	(68,642)	(63,542)

Loss before equity in loss from joint venture, provision for income taxes and discontinued operations	(28,632)	(18,400)	17,945	1,314	(13,612)	(26,887)
Loss in joint venture	—		(2,448)	(2,396)	(2,448)	(2,396)
Provision for income taxes	(1,200)	(1,375)	—	—	(1,200)	(1,375)

Loss from continuing operations	(29,832)	(19,775)	15,497	(1,082)	(17,260)	(30,658)
Income from operations of Trump 29	—	—	—	—	1,595	3,523
Gain on termination of Trump 29 management contract	—	—	—	—	—	—

Net income (loss)	$(29,832)	$(19,775)	$15,497	$(1,082)	$(15,665)	$(27,135)

*	Intercompany eliminations and expenses of Trump 29 Casino and TCH are not separately shown. On December 27, 2004, THCR announced that it had terminated the Trump 29 Management Agreement. The Tribe has paid THCR a termination fee of $6.0 million. Trump 29 Casino had revenues of $2.7 million and $3.9 million, and income from operations of $1.6 million and $3.5 million, for the years ended December 31, 2002 and 2003, respectively. Trump 29 Casino’s income from operations and termination fee received have been recorded as discontinued operations on the consolidated statements of income.

	Years Ended December 31,
	2002 Marina Associates	2003 Marina Associates		2002 Trump Indiana	2003 Trump Indiana		2002 Total TCH*	2003 Total TCH*
Table Game Revenue (1)	$64,155	$60,395		$21,238	$18,751		$85,393	$79,146
Increase (Decrease) from Prior Period		$(3,760)			$(2,487)			$(6,247)
Table Game Drop (2)	$377,576	$354,529		$128,232	$116,045		$505,808	$470,574
Increase (Decrease) from Prior Period		$(23,047)			$(12,187)			$(35,234)
Table Game Win Percentage (3)	17.0%	17.0%		16.6%	16.2%		16.9%	16.8%
Increase (Decrease) from Prior Period		—			(0.4	) pts.		0.1	pts.
Number of Tables	79	80		46	42		125	122
Increase (Decrease) from Prior Period		1			(4)			(3)

Slot Revenue (4)	$216,937	$197,424		$107,509	$115,983		$324,446	$313,407
Increase (Decrease) from Prior Period		$(19,513)			$8,474			$(11,039)
Slot Handle (5)	$2,734,775	$2,470,668		$1,398,397	$1,499,730		$4,133,172	$3,970,398
Increase (Decrease) from Prior Period		$(264,107)			$101,333			$(162,774)
Slot Win Percentage (6)	7.9%	8.0%		7.7%	7.7%		7.8%	7.9%
Increase (Decrease) from Prior Period		0.1	pts.		—			0.1	pts.
Number of Slot Machines	2,527	2,506		1,635	1,600		4,162	4,106
Increase (Decrease) from Prior Period		(21)			(35)			(56)

Other Gaming Revenue	$806	$580		$—	$117		$806	$697
Increase (Decrease) from Prior Period		$(226)			$117			$(109)

Total Gaming Revenue	$281,898	$258,399		$128,747	$134,851		$410,645	$393,250
Increase (Decrease) from Prior Period		$(23,499)			$6,104			$(17,395)

Number of Guest Rooms	728	728		300	300		1,028	1,028
Occupancy Rate	89.9%	86.8%		49.3%	53.1%		78.1%	77.0%
Average Daily Rate (Room Revenue)	$77.43	$78.69		$61.65	$56.41		$74.52	$74.21

*	Intercompany elimination and expenses of Trump 29 and TCH are not separately shown.
(1)	“Table Game Revenues” is defined as the total amount wagered by table patrons (the “Table Game Drop”), less the amounts paid back to such patrons by the casino for winning wagers.
(2)	“Table Game Drop” is defined as the total amount wagered by table game patrons.
(3)	“Table Win Percentage” is defined as the ratio, expressed as a percentage, of Table Games Revenues to Table Game Drop.
(4)	“Slot Revenues” is defined as the total amount wagered by slot patrons (the “Slot Handle”), less the amount paid back to slot.
(5)	“Slot Handle” is defined as the total amount wagered by slot patrons.
(6)	“Slot Win Percentage” is defined as the ratio, expressed as a percentage, of Slot Revenues to Slot Handle.

Table game revenues decreased approximately $6,247,000 (7.3%) to $79,146,000 for the year ended December 31, 2003 from $85,393,000 for the year ended December 31, 2002. This decrease was due primarily to an approximately $35,234,000 (7.0%) reduction in table game drop from $505,808,000 for the year ended December 31, 2002 to $470,574,000 for the year ended December 31, 2003. The decreased handle was primarily due to two reasons: (i) Trump Marina’s loss of market share due to the opening of the Borgata, (ii) Trump Indiana, Inc.’s decision to eliminate “high end” table player marketing efforts, along with a change in the Asian bus program in the third quarter of 2002, and the general decrease in table game play experienced throughout the industry.

Slot revenues decreased approximately $11,039,000 (3.4%) to $313,407,000 for the year ended December 31, 2003 from $324,446,000 for the year ended December 31, 2002. This decrease was due to a $162,774,000 (3.9%) reduction in slot handle from $4,133,172,000 for the year ended December 31, 2002 to $3,970,398,000 for the year ended December 31, 2003. These decreases were primarily the result of severe winter weather conditions in the Atlantic City market, adverse economic conditions, the war in Iraq, and the loss of market share due to the opening of the Borgata.

General and administrative costs and expenses increased by approximately $9,437,000 (11.1%) to $94,344,000 for the year ended December 31, 2003 from $84,907,000 from the year ended December 31, 2002. This increase was primarily the result of increased property taxes ($6,300,000) due to a property tax reassessment which was completed during the fourth quarter of 2003 on a facility at Trump Indiana, Inc. Also, insurance costs increased by $1,800,000 at Trump Indiana, Inc.

General and administrative-related party costs and expenses decreased by approximately $7,832,000 (57.9%) to $5,690,000 for the year ended December 31, 2003 from $13,522,000 for the year ended December 31, 2002. This decrease was due primarily to the termination, retroactive to January 1, 2003, of Trump Marina’s service agreement with Mr. Trump and the assignment of Trump Indiana, Inc.’s management services agreement from THCR Holdings to TCH in connection with the debt refinancing discussed in Note (3) to the “Condensed Consolidated Financial Statements.”

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

Interest expense increased approximately $12,777,000 (25.0%) to $63,913,000 for the year ended December 31, 2003 from $51,136,000 for the year ended December 31, 2002 primarily due to three reasons: (i) an additional 30 days of interest associated with the call for redemption of the Castle Funding Mortgage Notes and the Castle Funding PIK Notes, (ii) additional interest expense associated with the redemption of the 15.5% Senior Notes due June 15, 2005 issued by THCR Holdings and THCR Funding by TCH upon the consummation of the TCH Notes offering and (iii) additional interest expense related to the TCH Second Priority Notes payable through the issuance of payable-in-kind notes.

Interest expense-related party costs decreased by approximately $11,317,000 (57.8%) to $8,275,000 for the year ended December 31, 2003 from $19,592,000 for the year ended December 31, 2002 primarily due to the redemption of the Castle Funding PIK Notes during 2003.

In connection with the TCH Notes offering, TCH recorded a net gain of $7,931,000 for the year ended December 31, 2003, which consists of a net gain of $10,451,000 on the retirement of the Castle Funding Mortgage Notes and the Castle Funding PIK Notes, the settlement of Trump Indiana, Inc.’s interest swap for $851,000 and the write-off of unamortized loan costs of approximately $1,669,000.

Seasonality

Our cash flows from operating activities are seasonal in nature. Spring and summer are traditionally the peak seasons for Trump Marina, with autumn and winter being non-peak seasons. Trump Indiana, Inc.’s business generally is not seasonal. Since Trump Marina accounts for the majority of our business, our operating results for the two quarters ending in March and December are not historically as profitable as the two quarters ending in June and September. Any excess cash flow achieved from operations during peak seasons is used to subsidize non-peak seasons. Performance in non-peak seasons is usually dependent on favorable weather and a long-weekend holiday calendar. In the event that we are unable to generate excess cash flows in one or more peak seasons, we may not be able to subsidize non-peak seasons, if necessary.

Inflation

There was no significant impact on operations as a result of inflation during 2002, 2003 or 2004.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Market risk is the risk of loss arising from adverse changes in market rates and prices, including interest rates, foreign currency exchange rates and commodity rates. We have limited exposure to market risk due to the fact that the interest rates on our long term debt are fixed and we do not utilize these financial instruments for trading purposes.

Item 8. Financial Statements and Supplementary Data

An index to financial statements and required financial statement schedules is set forth in Item 15 of this Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There were no disagreements with accountants on accounting or financial disclosures during the last three fiscal years.

Item 9A. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures. Based on their evaluation as of the end of the period covered by this Annual Report on Form 10-K, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

(b) Changes in Internal Controls. There were no specific changes in our internal controls over financial reporting during the fiscal year covered by this Form 10-K that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors and Executive Officers of the Registrant

The following table sets forth certain information regarding our executive officers and directors:

Position(s):
Name	Trump Casino Holdings	Trump Casino Funding, Inc.
Donald J. Trump	President and Chief Executive Officer; Director and Chairman of the Board	President and Chief Executive Officer; Director and Chairman of the Board
Scott C. Butera	Chief Operating Officer	Chief Operating Officer
Mark A. Brown	President and Chief Executive Officer, Casino Operations Group	President and Chief Executive Officer, Casino Operations Group
John P. Burke	Executive Vice President; Principal Financial and Accounting Officer	Executive Vice President; Principal Financial and Accounting Officer
Wallace B. Askins	Director	Director
Don M. Thomas	Director	Director
Robert J. McGuire	Director	Director

The following table sets forth certain information concerning each of the executive officers of THCR who, together with the directors and officers named in the above tables, provide executive management services to the Registrants and their subsidiaries pursuant to the Casino Services Agreement with Trump Administration. See “Business; Certain Agreements; Casino Service Agreement.”

Name	Trump Hotels & Casino Resorts, Inc.
Scott C. Butera	President and Chief Executive Officer
Mark A. Brown	President and Chief Executive Officer, Casino Operations Group
Robert M. Pickus	Executive Vice President, Secretary and General Counsel
Francis X. McCarthy, Jr.	Executive Vice President of Corporate Finance and Chief Financial Officer
Joseph A. Fusco	Executive Vice President of Government Relations & Regulatory Affairs

Donald J. Trump (58 years old) has been serving as the President, Chief Executive Officer and Chairman of the Board of each of TCH and TCF since the consummation of the TCH Notes offering in March 2003. Since October 2004, Mr. Trump has been serving as the Chief Executive Officer of THCR, THCR Funding and THCR Holdings. From June 2000 through October 2004, Mr. Trump served as the President and Chief Executive Officer of each of THCR, THCR Funding and THCR Holdings. Since June 2000, Mr. Trump has been serving as the (i) President of each of Trump Atlantic City Holding, Inc. (“TAC Holding”), TAC, TAC Funding, TAC Funding II, TAC Funding III, Trump Atlantic City Corporation (“TACC”) and THCR Enterprises, Inc.; (ii) President and Chief Executive Officer of each of Trump’s Castle Funding, Inc. (“Castle Funding”) (dissolved on June 4, 2003) and Trump Marina, Inc.; and (iii) President and Treasurer of THCR/LP Corporation (“THCR/LP”). Since June 1998, Mr. Trump has been serving as the President, Treasurer and sole director of Trump Casinos, Inc. Until April 1998, Mr. Trump served as the President and Treasurer of Castle Funding. Since November 1997, Mr. Trump has been serving as the Chairman of each of TAC Funding II and TAC Funding III, and as the Chairman of THCR Enterprises, Inc. since January 1997. Since January 1996, he has been serving as the Chairman of TAC Funding. Since March 1995, Mr. Trump has been the Chairman of each of THCR, THCR Funding and THCR Holdings. Since February 1993, Mr. Trump has been the Chairman of TAC Holding. Since December 1992, Mr. Trump has been serving as the sole director of Trump Indiana, Inc. From May 1992 through March 2003, Mr. Trump was the Chairman of the Board of Partner Representatives of Marina Associates. Since November 1991, Mr. Trump has been serving as the President, Treasurer and sole director of Trump Casinos II, Inc. Since October 1991, he has been the Chairman of each of THCR Holding Corp. and THCR/LP. Since March 1991, Mr. Trump has been the President and Treasurer of THCR Holding Corp. and the sole director of TACC. Since March 1986, he has been the Chairman, President and Treasurer of Trump Plaza Funding, Inc. Since March 1985, Mr. Trump has been the Chairman of Trump Marina, Inc. From February 1993 through December 1997, Mr. Trump served as the President of TAC Holding. From March 1991 through December 1997, Mr. Trump served as the President and Treasurer of TACC. Mr. Trump is also currently the President and Chief Executive Officer of The Trump Organization, LLC, which has been in the business, through its affiliates and subsidiaries, of acquiring, developing and managing real estate properties for more than the past five years.

Scott C. Butera (38 years old) has been serving as the President and Chief Operating Officer of THCR and THCR Holdings and Chief Operating Officer of TAC, TCH and TCF since October 2004. From September 2003 through October 2004, Mr. Butera served as the Executive Vice President and Director of Corporate and Strategic Development of THCR and THCR Holdings. Prior to working at THCR, Mr. Butera spent fourteen years working in the financial services industry. From March 2000 to September 2003, Mr. Butera was an Executive Director for UBS Investment Bank, where he served as a client relationship officer with primary responsibilities for the gaming, lodging and leisure industries. From September 1996 until March 2000, he was a Director in the investment banking department of Credit Suisse First Boston, where he served in a similar capacity. Mr. Butera has also served in the investment banking departments of Smith Barney, Inc. and Bear Stearns & Co. Inc., as well as the financial services practice of Coopers & Lybrand. Mr. Butera holds a Masters in Business Administration from New York University’s Leonard N. Stern School of Business and is a graduate of Trinity College in Hartford, Connecticut.

Mark A. Brown (44 years old) has been serving as the President and Chief Executive Officer of THCR’s Casino Operations Group since October 2004. From June 2000 through October 2004, Mr. Brown served as the Chief Operating Officer of each of THCR and TAC. Also since June 2000, Mr. Brown has been serving as the President and Chief Executive Officer of each of Taj Associates, Plaza Associates, Marina Associates and Trump Indiana, Inc. From the consummation of the TCH Notes offering through October 2004, Mr. Brown served as the Chief Operating Officer of TCH and TCF. Since January 2000, Mr. Brown has been serving as the Chief Operating Officer of Taj Associates. Until January 2000, he served as a Vice President of Trump Marina, Inc. From November 1997 to January 2000, Mr. Brown served as the President and Chief Operating Officer of Marina Associates. From July 1995 to November 1997, he served as the Executive Vice President of Operations of Marina Associates.

John P. Burke (57 years old) has been serving as the Executive Vice President and Principal Accounting and Financial Officer of each of TCH and TCF since the consummation of the TCH Notes offering in March 2003. Since January 1999, Mr. Burke has been serving as Executive Vice President of each of THCR, THCR Holdings, THCR Funding and TAC. Since April 1998, he has been serving as the Assistant Treasurer of TCH. Since February 1998, Mr. Burke has been the (i) Assistant Treasurer of each of THCR Holding Corp. and THCR/LP and (ii) Treasurer of TACC. Since November 1997, he has been serving as the Treasurer of each of TAC Funding II and TAC Funding III. From March 1997 through March 2003, Mr. Burke served as a member of the Board of Partner Representatives of Marina Associates. Since January 1997, he has been a Vice President and the Treasurer of THCR Enterprises, Inc. Since January 1996, Mr. Burke has been the Treasurer of TAC Funding. Since March 1995, he has been serving as the Corporate Treasurer of each of THCR, THCR Holdings, THCR Funding and TAC. Since December 1993, Mr. Burke has been serving as a Vice President of each of Marina Associates, Castle Funding, Trump Casinos II, Inc. and TCH. Since December 1992, Mr. Burke has been the Treasurer of Trump Indiana, Inc. Since October 1991, he has been the Corporate Treasurer of each of Taj Associates, Plaza Associates and Marina Associates. From June 1997 to January 1999, Mr. Burke served as a Senior Vice President of each of THCR, THCR Holdings and THCR Funding. From January 1996 to June 1997, he served as the Senior Vice President of Corporate Finance of THCR.

Wallace B. Askins (74 years old) serves as a director of each of TCH and TCF. Mr. Askins has been serving as a director of each of THCR and THCR Funding since June 1995. Since December 1997, Mr. Askins has been a director of TAC Funding II and TAC Funding III. Since April 1996, he has been serving as a director of TAC Funding. Since April 1994, Mr. Askins has been serving as a director of TAC Holding. From June 1984 to November 1992, Mr. Askins served as Executive Vice President, Chief Financial Officer and as a director of Armco, Inc.

Don M. Thomas (74 years old) serves as a director of each of TCH and TCF. Mr. Thomas has been serving as a director of each of THCR and THCR Funding since June 1995. Since December 1997, Mr. Thomas has been serving as a director of each of TAC Funding II and TAC Funding III. Since April 1996, he has been a director of TAC Funding. Since January 1985, Mr. Thomas has been serving as the Senior Vice President of Corporate Affairs of the Pepsi-Cola Bottling Co. of New York. From 1985 through 1987, Mr. Thomas served as a Commissioner and the acting Chairman of the CRDA, and a Commissioner of the CCC from 1980 through 1984 during a portion of which time Mr. Thomas also served as the acting Chairman. Mr. Thomas is an attorney licensed to practice law in New York. Upon consummation of the TCH Notes offering in March 2003, Mr. Thomas became a member of TCH’s and TCF’s Boards of Directors.

Robert J. McGuire (68 years old) serves as a director of each of TCH and TCF. Mr. McGuire has been a director of THCR and THCR Funding since July 2001. Mr. McGuire has been Counsel to the New York law firm of Morvillo, Abramowitz, Grand, Iason & Silberberg, P.C. since 1981. As an Assistant United States Attorney from 1962 through 1966, Mr. McGuire prosecuted cases in the Southern District of New York. In 1969, he established his own law firm of McGuire and Lawler where he worked until his appointment as New York City Police Commissioner. Mr. McGuire served as New York City Police Commissioner from 1978 to 1983. In 1984, Mr. McGuire was elected Chairman and Chief Executive Officer of Pinkerton’s, Inc. where he remained for four years before joining Kroll Associates. Mr. McGuire resigned as President of Kroll Associates in 1997. Mr. McGuire serves on the board of directors of various companies registered with the SEC, including Six Flags, Inc. (NYSE: PKS), Brazilian Equity Fund, Inc. (NYSE: BZL), Protection One, Inc. (PONN: OB), Mutual of America Investment Corp., GAM Avalon Funds, Inc., GAM Funds, Inc. and is a director and the President of the Police Athletic League. Upon consummation of the TCH Notes offering in March 2003, Mr. McGuire became a member of TCH’s and TCF’s Boards of Directors.

Robert M. Pickus (50 years old) has been the Executive Vice President, General Counsel and Secretary of THCR since March 1995. Since June 2000, Mr. Pickus has been the Secretary and Vice President of THCR/LP. Since April 2000, he has been serving as the Executive Vice President and General Counsel of each of THCR Holdings and TAC. Since February 1998, he has been serving as the (i) Secretary of each of TACC and TAC Holding and (ii) Assistant Secretary and a director of Trump Marina, Inc. Until February 1998, Mr. Pickus served as the Assistant Secretary of TACC. Since January 1997, Mr. Pickus has been serving as the (i) Secretary of THCR Holding Corp. and (ii) Vice President, Secretary and a director of THCR Enterprises, Inc. Since November 1997, he has been serving as a director of each of TAC Funding II and TAC Funding III. Since February 1996, Mr. Pickus has been serving as the Secretary of Marina Associates. Since January 1996, he has been serving as the Secretary and a director of TAC Funding. From October 1995 through March 2003, Mr. Pickus served as a member of the Board of Partner Representatives of Marina Associates. Since February 1995, he has been serving as the Executive Vice President of Corporate and Legal Affairs of each of Taj Associates, Plaza Associates and Marina Associates. Since December 1992, Mr. Pickus has been serving as the Executive Vice President and Secretary of Trump Indiana, Inc. Since March 1986, Mr. Pickus has been serving as the Vice President and Secretary of Trump Plaza Funding, Inc. From April 2000 to December 2000, Mr. Pickus served as the President of Trump Casino Services, LLC. From June 1996 to April 2000, he served as the Executive Vice President of Trump Casino Services, LLC. From November 1995 to May 2000, Mr. Pickus served as a director of each of THCR Holding Corp. and THCR/LP. From April 1994 to February 1998, he served as the Assistant Secretary of TAC Holding. Mr. Pickus has been admitted to practice law in the States of New York and New Jersey since 1980, and in the Commonwealth of Pennsylvania since 1981.

Francis X. McCarthy, Jr. (52 years old) has been serving as the Executive Vice President of Corporate Finance and Chief Financial Officer of each of THCR, THCR Holdings and THCR Funding since September 1998. Since August 2000, Mr. McCarthy has been the (i) Chief Financial Officer of Marina Associates and (ii) Chief Financial Officer, Chief Accounting Officer and Assistant Treasurer of Castle Funding. Since September 1998, he has been the Chief Financial Officer of each of TAC, TAC Funding, TAC Funding II and TAC Funding III. From October 1996 to December 2000, Mr. McCarthy served as the Executive Vice President of Corporate Finance of Trump Casino Services, LLC.

Joseph A. Fusco (60 years old) has been serving as the Executive Vice President of Government Affairs of each of THCR, THCR Holdings and TAC since June 1996 and of Trump Casino Services, LLC from July 1996 until December 2000. From August 1985 to June 1996, Mr. Fusco practiced law as a partner in various Atlantic City law firms specializing in New Jersey casino regulatory, commercial and administrative law matters, most recently from January 1994 to June 1996 as a partner in the law firm of Sterns & Weinroth, P.C., located in Atlantic City. Mr. Fusco previously served as Atlantic County Prosecutor, a gubernatorial appointment, from April 1981 to July 1985 and as Special Counsel for Licensing for the CCC from the inception of that agency in September 1977 to March 1981. Mr. Fusco has been admitted to practice law in the State of New Jersey since 1969.

Messrs. Trump, Brown, Butera, Pickus, McCarthy, Burke and Fusco have executive employment agreements pursuant to which such individuals serve as officers of THCR. See “Executive Compensation; Employment Agreements, Termination of Employment and Change-in-Control Arrangements” for a description of certain of these agreements.

All of the persons listed above are citizens of the United States and have been qualified or licensed by the CCC and the IGC.

Management of Trump Marina

All decisions affecting the operation of Trump Marina are decided by executive officers and directors of TCH. Upon consummation of the TCH Notes offering, Marina Associates’ Board of Partner Representatives was replaced with TCH’s and TCF’s Boards of Directors. Messrs. Trump, Askins, Thomas and McGuire are the current members of TCH’s and TCF’s Board of Directors.

Catherine A. Walker (50 years old) has been the Chief Operating Officer of Trump Marina since December 1, 2003. Ms. Walker served as the Chief Operating Officer of Trump Taj Mahal from April 15, 2003 to November 30, 2003. From August 2000 to April 2003, Ms. Walker served as the General Manager of Trump Indiana, Inc. From March 2000 to August 2000, Ms. Walker was the Vice President of Operations and Assistant General Manager of Harrah’s East Chicago. From July 1996 to March 2000, Ms. Walker served as the Vice President and General Manager of Players Lake Charles LLC and Showboat Star Partnership. Prior to 1996, Ms. Walker was on the legal staff of the CCC for approximately 13 years. During her tenure with the CCC, Ms. Walker provided legal advices on various matters, such as corporate restructuring in financing transactions, internal controls, rules of the games and casino license issues.

Daniel M. McFadden (39 years old) has been serving as the Vice President of Finance of Marina Associates since September 2001. Mr. McFadden previously served as Director of Finance since joining Marina Associates in November 1998. Prior to joining Marina Associates, Mr. McFadden served Taj Associates and Trump Casino Services, LLC in various financial capacities since December 1989.

All of the persons listed above are citizens of the United States and are licensed by the CCC.

Management of Trump Indiana

Mr. Trump is the sole director of Trump Indiana, Inc. Set forth below are the names, ages, positions and offices held with Trump Indiana, Inc. and a brief account of the business experience during the past five years of each of the directors and executive officers of Trump Indiana, Inc. other than those who are also directors or executive officers of TCH.

Chris Leininger (42 years old) has been General Manager of Trump Indiana, Inc. since March 2003. Mr. Leininger was previously employed from March 2001 to March 2003 by Harrah’s Entertainment as the Vice President of Finance for their East Chicago property. From January 2000 to February 2001, Mr. Leininger was employed by Emerald Casino, Inc. as Vice President of Operations. Mr. Leininger served as Director of Finance for Blue Chip Casino, Inc. from October 1996 to January 2000. Prior to this position, Mr. Leininger spent seven years with Harrah’s Entertainment in various financial positions at their Lake Tahoe properties.

Timothy M. Cavanaugh (48 years old) has been Director of Finance and Chief Financial Officer of Trump Indiana, Inc. since May 2004. Mr. Cavanaugh was previously employed until April of 2004 as the Director of Finance for Blue Chip Casino in Indiana. Prior to that, from June 1997 to March of 2001, Mr. Cavanaugh served in the capacity of Controller for Blue Chip Casino. Before beginning his casino career in 1997, Mr. Cavanaugh held various positions at several manufacturing companies.

All of the persons listed above are citizens of the United States and are licensed by the IGC.

Involvement in Certain Legal Proceedings

Because of the Debtors’ bankruptcy filing on November 21, 2004, the foregoing officers and directors have been associated with a corporation that filed a petition under the federal bankruptcy laws within the last five years. In addition, certain of our officers and directors also serve as officers or directors of THCR and its subsidiaries, which filed for reorganization under chapter 11.

Management of Recapitalized Debtors

Under the Plan, the current members of our management may serve in their respective positions through the first meeting of the board of directors after the effective date of the Plan, which would take place no later than thirty days after such effective date. Following the effective date, the new board of directors of THCR would consist of nine members, five Class A Directors acceptable to the TAC Noteholder Committee, three directors acceptable to Donald J. Trump (including Mr. Trump, as Chairman) and a ninth director mutually acceptable to the TAC Noteholder Committee and Mr. Trump. A majority of recapitalized THCR’s board of directors would select the senior management of the Debtors, which may include current members of management, subject to mutually acceptable terms of employment. In addition, on the effective date of the Plan, THCR and Mr. Trump would enter into a voting agreement that would provide for the continued election of Class A Directors (and any person selected by a majority of Class A Directors then serving as directors to fill any vacancy) until the earlier of (i) the date immediately following the date of the sixth annual meeting of THCR’s stockholders following the effective date of the Plan and (ii) such time as the stockholders of recapitalized THCR fail to elect Mr. Trump to THCR’s board of directors, subject to certain terms and conditions. Until THCR and THCR Holdings terminated Mr. Trump’s services agreement for “Cause,” (i) Mr. Trump would have the right to designate up to three directors (along with a ninth director that must be mutually acceptable to Mr. Trump and a majority of Class A Directors), subject to adjustment based on Mr. Trump’s beneficial ownership of shares of recapitalized THCR’s common stock and (ii) Mr. Trump would serve on each committee of recapitalized THCR’s board of directors, other than the compensation committee and audit committee.

Section 16(a) Beneficial Ownership Reporting Compliance

Not applicable.

Code of Ethics

We have adopted a Code of Ethics (the “Code”) that applies to our executive officers, including, among others, our chief executive officer and senior financial officers. The Code is intended to qualify as a “code of ethics” as defined by the SEC’s Sarbanes-Oxley Act of 2002, and is designed to deter wrongdoing and to promote:

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

A copy of the Code is posted on our website at www.trumpcasinos.com and will also be provided without charge upon written request to THCR’s General Counsel, Trump Hotels & Casino Resorts, Inc., 1000 Boardwalk, Atlantic City, New Jersey 08401.

Item 11. Executive Compensation

The following table sets forth information regarding compensation paid to or accrued by our Chief Executive Officer, and any person who served in such or similar capacity during the fiscal year ended December 31, 2004, and our four most highly compensated executive officers whose total annual salary and bonus during the last fiscal year exceeded $100,000 (collectively, the “Named Executive Officers”) for each of the last three completed fiscal years. Compensation accrued during one year and paid in another is recorded under the year of accrual.

SUMMARY COMPENSATION TABLE

Annual Compensation

Name and Principal Position	Year	Salary		Bonus		All Other Compensation
Donald J. Trump -Chairman of the Board, President and Chief Executive Officer (1)	2004 2003 2002	$ $ $	375,000 375,000 —	$ $ $	— — —	$ $ $	— — 3,454,000	(2)

Mark A. Brown -Chief Executive Officer, Casino Operations Group (3)	2004 2003 2002	$ $ $	400,245 399,908 282,152	$ $ $	— 100,000 87,500	$ $ $	1,537 1,500 1,266	(5) (5) (5)

John P. Burke (4) -Executive Vice President; Principal Financial and Accounting Officer	2004 2003 2002	$ $ $	58,975 58,138 54,971	$ $ $	— 50,000 12,050	$ $ $	1,494 1,470 1,252	(5) (5) (5)

(1)	Mr. Trump is compensated for his services rendered to TCH pursuant to the Executive Agreement (as defined below).
(2)	The amounts listed were recorded pursuant to the services agreement, dated as of December 28, 1993, between Trump Castle Associates and Trump Casinos II, Inc.). Such agreement was terminated in connection with the TCH Notes offering.
(3)	Pursuant to the Casino Services Agreement, Mr. Brown’s compensation is allocated between Taj Associates, Plaza Associates and Marina Associates on a pro-rata basis.
(4)	Pursuant to the Casino Services Agreement, Mr. Burke’s compensation is allocated between Taj Associates, Plaza Associates and Marina Associates on a pro-rata basis.
(5)	Represents vested and unvested contributions made by Marina Associates and Trump Indiana, Inc. to the Trump Capital Accumulation Plan. Funds accumulated for an employee under these plans consisting of a certain percentage of the employee’s compensation plus the employer matching contributions equaling 50.0% of the participant’s contributions, are retained until termination of employment, attainment of age 59-1/2 or financial hardship, at which time the employee may withdraw his or her vested funds.

Employment Agreements, Termination of Employment and Change-in-Control Arrangements

Prior to filing for bankruptcy, we entered into certain contractual arrangements with our executive officers set forth below. These contracts, which are considered pre-petition, may be impacted by the Debtors’ bankruptcy, and as such, the Debtors will either accept or reject these contracts as part of the bankruptcy proceedings. Any claims with respect to these agreements would be subject to Bankruptcy Court approval and limitations on the amount of such claims.

Donald J. Trump. On April 10, 2003, Mr. Trump, THCR and THCR Holdings entered into an Amended and Restated Executive Agreement (or the “Executive Agreement”), which amended and restated Mr. Trump’s previous executive agreement and was effective as of January 1, 2003. The Executive Agreement was amended on September 17, 2003 to add TAC as a party. Pursuant to the Executive Agreement, Mr. Trump has agreed to act as the President and Chief Executive Officer of THCR and its subsidiaries, if requested. Mr. Trump served as the President and Chief Executive Officer of each of THCR, THCR Holdings and THCR Funding from June 2000 through October 27, 2004. Since October 28, 2004, Mr. Trump has served as the Chief Executive Officer of THCR, THCR Holdings and THCR Funding. THCR has agreed to nominate Mr. Trump to serve as a director of THCR and, if elected, to appoint him as its Chairman. The initial term of the Executive Agreement is three years and, thereafter, it is automatically extended so that the remaining term on any date is always three years, until such time during such rolling term that either party gives written notice to the other of its election not to continue extending such term, in which case the term shall end three years from the date of which such notice is given. THCR can terminate the Executive Agreement if Mr. Trump fails to maintain various material casino gaming licenses and authorizations and the loss of such licenses has a material adverse effect on THCR and its subsidiaries.

Under the Executive Agreement, Mr. Trump’s annual base salary is $1.5 million per year, beginning January 1, 2003. In addition, from and after January 1, 2003, Mr. Trump will be paid additional fixed compensation of $1.5 million per year if THCR achieves Consolidated EBITDA (as defined in the Executive Agreement) of $270 million in any year and incentive compensation equal to 5.0% of THCR’s Consolidated EBITDA in excess of $270 million. The term “Consolidated EBITDA” means, with respect to THCR and its consolidated subsidiaries, for any period, an amount equal to the sum of (i) the net income (or loss) of THCR and its consolidated subsidiaries for such period determined in accordance with generally accepted accounting principles, consistently applied, excluding any extraordinary, unusual or non-recurring gains or losses, plus (ii) all amount deducted in computing such net income (or loss) in respect of interest (including the imputed interest portions of rentals under capitalized leases), depreciation, amortization and taxes based upon or measured by income, plus (iii) other non-cash charges arising from market value adjustments and adjustments pertaining to contributions of deposits in each case in respect of CRDA bonds. Additional fixed compensation and incentive compensation for a given year shall not be deducted in determining net income of THCR for such year. Under the Plan, the Executive Agreement would be terminated and Mr. Trump would enter a new services agreement with THCR and THCR Holdings, as described above under “Business; Certain Agreements; Post-Petition Contracts; Services Agreement.”

Mark A. Brown. Mr. Brown serves as the President and Chief Executive Officer of THCR’s Casino Operations Group and President and Chief Executive Officer of Plaza Associates, Taj Associates, Marina Associates and Trump Indiana, Inc. (collectively the “Trump Entities”) pursuant to an employment agreement, dated August 2, 2000 (the “Brown Employment Agreement”), by and among Mr. Brown and Taj Associates. The Brown Employment Agreement, the term of which was effective as of July 1, 2000 and was extended on December 11, 2002 to expire on December 31, 2006, provides for an annual salary of (i) $1.5 million for the 12-month period commencing January 1, 2003; (ii) $1.6 million for the 12-month period commencing January 1, 2004; (iii) $1.7 million for the 12-month period commencing January 1, 2005 and (iv) $1.8 million for the 12-month period commencing January 1, 2006. The Brown Employment Agreement may be terminated by the Trump Entities for “Cause,” defined in the Brown Employment Agreement as (i) the revocation of Mr. Brown’s casino key employee license, (ii) Mr. Brown’s conviction for certain crimes, (iii) Mr. Brown’s disability or death or (iv) Mr. Brown’s breach of loyalty to the Trump Entities. Upon termination for “Cause,” Mr. Brown is entitled to receive compensation earned as of the date of termination; provided, however, that if Mr. Brown’s employment is terminated due to Mr. Brown’s disability or death, Mr. Brown or his estate, as the case may be, will be entitled to a lump sum severance payment equal to six months’ compensation based on his then current salary. Mr. Brown may terminate the Brown Employment Agreement at any time following a “Change of Control,” effective on the 30th day after such effective notice, and Mr. Brown shall be entitled to receive a lump sum payment for the full amount of unpaid compensation for the full term of the Brown Employment Agreement. “Change of Control” is defined in the Brown Employment Agreement as (i) the acquisition of (x) the Trump Entities or (y) more than 35.0% of THCR’s common stock, or equivalent limited partnership interests, by an unrelated party or (ii) the sale or long-term lease of all or substantially all of the assets of Trump Entities. Also, in the event Mr. Brown is transferred to a position located outside of Atlantic City, New Jersey, Mr. Brown shall have the right to terminate the Brown Employment Agreement within seven days of the occurrence of such transfer and shall be entitled to receive a severance payment equal to three months’ compensation based on his then current salary. During the term of the Brown Employment Agreement, Mr. Brown has agreed not to obtain employment for or on behalf of any other casino hotel located in Atlantic City, New Jersey.

Compensation of Directors

All of our directors currently serve on THCR’s board of directors and receive no additional directors’ fees for serving as our directors.

Compensation Committee Interlocks and Insider Participation

In general, our executive officers’ compensation is determined by the compensation committee of THCR’s board of directors, which currently consists of Messrs. Askins and Thomas. No officer or employee of THCR, other than Mr. Trump, participated in the Board’s deliberations concerning executive compensation. Mr. Trump did not participate in the compensation committee’s deliberations concerning his own compensation under the Executive Agreement. See “Executive Compensation; Employment Agreements, Termination of Employment and Change-in-Control Arrangements; Donald J. Trump.”

During 2004, we and our subsidiaries were involved in several transactions, or series of similar transactions, in which the amount exceeds $60,000 and in which Mr. Trump had or will have a direct or indirect material interest. Below is a brief description of such transactions:

•	Use of Trump’s Facilities. Beginning in late 1997, we began to utilize certain facilities owned by Donald J. Trump to entertain high-end customers. Management believes that the ability to utilize these facilities enhances TCH’s revenues. In 2004, we paid an aggregate amount of $15,000 in consideration for the use of these facilities. Also, in exchange for having Mr. Trump’s airplane available to customers of Trump Marina, Marina Associates incurred pilot costs of approximately $72,000 for the year ended December 31, 2004.

•	Casino Services Agreement. See “Business; Certain Agreements; Pre-petition Contracts; Casino Services Agreement.”

•	Trademark License Agreement. Under the Trademark License Agreement, subject to certain restrictions, THCR possesses the exclusive world-wide right to use the “Trump” name and Mr. Trump’s likeness in connection with gaming and related activities. Pursuant to the Trademark License Agreement, THCR is permitted to use the Trump Names, and related intellectual property rights, in connection with casino and gaming activities and related services and products. THCR, in turn, allows its subsidiaries to use the Trump Names under various parol licenses. The Trademark License Agreement, however, does not restrict Mr. Trump’s right to use or further license the Trump Names in connection with services and products other than casino services and related products. Under the Trademark License Agreement, THCR and Mr. Trump have agreed to indemnify each other against any damages, liability, costs, claims, fees, obligations or expenses, including reasonable attorney’s fees and expenses incurred in defense of any action under the Trademark License Agreement, provided, however, that the obligation to indemnify and hold the other party harmless shall not include any losses arising out of gross negligence, bad faith or willful misconduct of the other party. Pursuant to the Plan and the DJT Investment Agreement, Mr. Trump would enter into an amended and restated trademark license agreement that would grant THCR Holdings a perpetual, exclusive, royalty-free license to use his name and likeness in connection with casino and gaming activities, subject to certain terms and conditions, and terminate his existing trademark license agreement with THCR. See “Business; Certain Agreements; Pre-Petition Contracts; Trademark License Agreement,” and “Business; Certain Agreements; Post-Petition Contracts; Amended and Restated Trademark License Agreement.”

In addition to the foregoing, on January 25, 2005, the Debtors entered into the DJT Investment Agreement (which is expected to be amended in connection with the stipulation entered into on March 30, 2005 by the Debtors, the Equity Committee and certain other parties) and expect to enter into certain agreements with Donald J. Trump in connection with the DJT Investment Agreement and Plan. For a discussion of such agreements, see “Business; Certain Agreements; Post-Petition Contracts.”

Other Relationships. The SEC requires registrants to describe any relationships that existed during the last completed fiscal year in which a registrant’s executive officers served on either the compensation committee (or a committee performing similar functions) or board of directors of another entity, one of whose executive officers served on either the compensation committee (or a committee performing similar functions) or board of directors of the registrant. Donald J. Trump, Robert M. Pickus and John P. Burke are executive officers of THCR, THCR Holdings and its subsidiaries. In addition, Mr. Trump is the Chairman of THCR’s Board of Directors and of each of its subsidiaries, and Mr. Pickus serves on the boards of directors of several of THCR’s subsidiaries. Messrs. Pickus and Burke are compensated for their services through employment agreements with THCR and certain of its subsidiaries. See “Executive Compensation; Employment Agreements, Termination of Employment and Change-in-Control Arrangements; Robert M. Pickus.” Mr. Trump is compensated pursuant to the Executive Agreement.

Item 12. Security Ownership of Certain Beneficial Owners and Management

THCR Holdings owns 100% of the limited liability company interests of TCH.

Through its 100% ownership of TCH, THCR Holdings owns 100% of the outstanding common stock of TCF.

Change in Control

Consummation of the Plan would result in the TAC Noteholders beneficially owning approximately 63.69% of recapitalized THCR’s common stock on a fully diluted basis (excluding any shares to be reserved under stock incentive plans), assuming that the New Class A Warrants were exercised in full. Donald J. Trump, who currently beneficially owns approximately 56.4% of THCR’s common stock, would beneficially own approximately 29.16% of recapitalized THCR’s common stock on a fully diluted basis (excluding any shares to be reserved under stock incentive plans) upon consummation of the Plan. Existing common stockholders would beneficially own approximately 5.39% of the fully diluted common stock of recapitalized THCR (including any shares of common stock of THCR that have been reclassified into new common stock, and excluding shares reserved for issuance under any management stock incentive plans). Following the effective date of the Plan, the board of directors of recapitalized THCR would consist of nine members, including five directors acceptable to the TAC Noteholder Committee, three directors acceptable to Mr. Trump (including Mr. Trump, as Chairman) and one joint director mutually acceptable to the TAC Noteholder Committee and

Mr. Trump. Mr. Trump and THCR would also enter into a voting agreement that would determine the composition of recapitalized THCR’s board of directors for a specified period. See “Business; Recent Events,” and “Business; Certain Agreements; Post-Petition Contracts; Voting Agreement.”

Item 13. Certain Relationships and Related Transactions

Affiliated party transactions are governed by the Delaware General Corporation Law, a settlement agreement pertaining to THCR’s acquisition of Trump Marina in 1996, the partnership agreement of THCR Holdings and by the indentures under which the TCH Notes were issued, which generally require that such transactions be on terms as favorable as would be obtainable from an unaffiliated party and require the approval of a majority of THCR’s independent directors for certain affiliated transactions. If the Plan is consummated, THCR will no longer be bound by the terms of such settlement agreement or the indentures, although the Exit Facility, amended and restated partnership agreement of THCR Holdings, and indenture governing the New Notes would be expected to contain similar provisions. Generally, affiliated party transactions are required to be on terms as favorable as they would be with unaffiliated parties, and require the approval of a majority of THCR’s independent directors, Messrs. Wallace B. Askins, Don M. Thomas and Robert J. McGuire.

Described below are transactions, or series of similar transactions, since the beginning of our last fiscal year, or any currently proposed transaction or similar transactions, to which we (or any of our subsidiaries) were or are to be a party, in which the amount exceeds $60,000 and in which any of our directors, executive officers, security holders who beneficially own more than 5.0% of our voting securities, and any member of the immediate family of any of the foregoing persons, had, or will have, a direct or indirect material interest:

•	See the descriptions of transactions between certain affiliates of THCR and Donald J. Trump described above in “Executive Compensation; Compensation Committee Interlocks and Insider Participation.” In addition, on January 25, 2005, certain of the Debtors entered into the DJT Investment Agreement, pursuant to which Mr. Trump would make a $55 million cash equity investment and contribute approximately $16.4 million aggregate principal face amount of TCH Second Priority Notes beneficially owned by him (including interest accrued thereon), in exchange for shares of stock (and/or common stock equivalents) of the recapitalized Company on the effective date of the Plan. The Debtors and
Mr. Trump expect to amend the DJT Investment Agreement in connection with the stipulation entered into on March 30, 2005 by the Debtors, the Equity Committee and certain other parties. The Debtors and Mr. Trump would also enter into certain ancillary agreements, including an amended and restated limited partnership agreement of THCR Holdings, services agreement, amended and restated trademark license agreement (and related trademark security agreement), voting agreement, right of first offer agreement, warrant agreements and agreement assigning THCR Holdings’ 25% interest in the Miss Universe Pageant to Mr. Trump. Upon consummation of the Plan, Mr. Trump would beneficially own approximately 29.16% of recapitalized THCR’s common stock (and/or common stock equivalents) on a fully diluted basis (excluding any shares reserved for issuance under management stock incentive plans). See “Business; Recent Events” and “Business; Certain Agreements; Post-Petition Contracts.”

•	From time to time, certain relatives of the Company’s officers hold part-time or seasonal positions at one or more of our properties.

Item 14. Principal Accountant Fees and Services

The following table shows the fees paid or accrued by TCH for audit and other services provided by Ernst & Young L.L.P. during 2003 and 2004:

	Years Ended December 31,
	2003	2004
Audit Fees (1)	$1,110,000	$365,000
Tax Fees (2)	585,000	715,000

Total	$1,695,000	$1,080,000

(1)	Includes professional services rendered in connection with the audit of TCH’s and its subsidiaries’ financial statements for the most recent fiscal year, reviews of the financial statements included in each of TCH’s and its subsidiaries’ quarterly Reports on Form 10-Q during the fiscal years ended December 31, 2003 and December 31, 2004 and the issuance of comfort letters to underwriters and consents for filings with the SEC.
(2)	Includes services related to complete TCH’s 2003 and 2004 tax returns, and for tax planning and other services rendered to TCH.

Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services by Independent Auditors

Our Audit Committee pre-approves all audit and non-prohibited, non-audit services provided by the independent auditors. These services may include audit services, audit-related services, tax services and other services. The Audit Committee has adopted a policy for the pre-approval of services provided by the independent auditors. Under the policy, pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is subject to a specific budget. In addition, the Audit Committee may also pre-approve particular services on a case-by-case basis. For each proposed service, the Audit Committee has received detailed information sufficient to enable the Audit Committee to pre-approve and evaluate such service. The Audit Committee may delegate pre-approval authority to one or more of its members. Any pre-approval decisions made under delegated authority must be communicated to the Audit Committee at or before the next scheduled meeting. There were no waivers by the Audit Committee of the pre-approval requirement for permissible non-audit services in 2004.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	Financial Statements. See page F-1 following the certificates for Trump Casino Holdings, LLC.

(b)	Exhibits.

Exhibit No.	Description of Exhibit

3.1.1(1)	Certificate of Formation of Trump Casino Holdings, L.L.C.

3.1.2(1)	Certificate of Incorporation of Trump Casino Funding, Inc.

3.2.1(1)	Operating Agreement of Trump Casino Holdings, L.L.C.

3.2.2(1)	Bylaws of Trump Casino Funding, Inc.

4.1.1(1)	11.625 % First Priority Mortgage Notes Indenture, dated as of March 25, 2003, by and among Trump Casino Holdings, L.L.C., Trump Casino Funding, Inc., each of Trump Casino Holdings, L.L.C.’s subsidiaries listed as guarantors on the signature pages thereto, and U.S. Bank National Association, as Trustee and U.S. Bank National Association as Collateral Agent.

4.1.1.1(2)	First Supplemental Indenture, dated June 12, 2003, to 11.625% First Priority Mortgage Notes Indenture.

4.1.2(1)	17.625 % Second Priority Mortgage Notes Indenture, dated as of March 25, 2003, by and among Trump Casino Holdings, L.L.C., Trump Casino Funding, Inc., each of Trump Casino Holdings, L.L.C.’s subsidiaries listed as guarantors on the signature pages thereto, and U.S. Bank National Association, as Trustee and U.S. Bank National Association as Collateral Agent.

4.1.2.1(2)	First Supplemental Indenture, dated June 12, 2003, to 17 5/8 % Second Priority Mortgage Notes Indenture.

4.2.1(1)	11.625% First Priority Mortgage Notes Registration Rights Agreement, dated as of March 25, 2003, by and among Trump Casino Holdings, L.L.C., Trump Casino Funding, Inc., each of Trump Casino Holdings, L.L.C.’s subsidiaries listed as guarantors on the signature pages thereto, and Deutsche Bank Securities Inc., Credit Suisse First Boston L.L.C., UBS Warburg L.L.C. and Jefferies & Company, Inc.

4.2.2(1)	17.625% Second Priority Mortgage Notes Registration Rights Agreement, dated as of March 25, 2003, by and among Trump Casino Holdings, L.L.C., Trump Casino Funding, Inc., each of Trump Casino Holdings, L.L.C.’s subsidiaries listed as guarantors on the signature pages thereto, and Deutsche Bank Securities Inc., Credit Suisse First Boston L.L.C., UBS Warburg L.L.C. and Jefferies & Company, Inc.

4.3.1	Form of First Priority Note (included in Exhibit 4.1.1)

4.3.2	Form of Second Priority Note (included in Exhibit 4.1.2)

4.4(1)	Priority Intercreditor Agreement, dated as of March 25, 2003, by and among U.S. Bank National Association, as Collateral Agent, as First Priority Trustee and as Second Priority Trustee, Trump Casino Holdings, L.L.C., Trump Casino Funding, Inc., and other Pledgers thereto.

4.5(1)	Security Agreement, dated as of March 25, 2003, by and among Trump Casino Holdings, L.L.C., Trump Casino Funding, Inc., each of Trump Casino Holdings, L.L.C.’s subsidiaries listed as guarantors on the signature pages thereto, and U.S. Bank National Association, as Trustee and U.S. Bank National Association as Collateral Agent.

4.6(1)	First Fee and Leasehold Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing, dated as of March 25, 2003 by Trump Marina Associates, L.P., mortgagor to U.S. Bank National Association as Collateral Agent, mortgagee.

Exhibit No.	Description of Exhibit

4.7(1)	Second Fee and Leasehold Mortgage, Assignment of Leases and Rent, Security Agreement and Fixture Filing, dated as of March 25, 2003, by Trump Marina Associates, L.P., mortgagor to U.S. Bank National Association as Collateral Agent, mortgagee.

4.8(1)	First Preferred Ship Mortgage, dated as of March 25, 2003, by Trump Indiana, Inc. mortgagor to U.S. Bank National Association as Collateral Agent, mortgagee.

4.9(1)	Second Preferred Ship Mortgage dated as of March 25, 2003, by Trump Indiana, Inc. mortgagor to U.S. Bank National Association as Collateral Agent mortgagee.

10.1(1)	Fourth Amended and Restated Partnership Agreement, dated March 25, 2003, of Trump Marina Associates, L.P.

10.2(3)	Second Amended and Restated Casino Services Agreement, dated as of January 1, 1998, by and among Trump Plaza Associates, Trump Taj Mahal Associates, Trump Marina Associates, L.P. (f/k/a Trump’s Castle Associates, L.P.), Trump Indiana, Inc. and Trump Casino Services, L.L.C.

10.3(1)	Agreement and Plan of Merger, dated as of December 27, 2000, between Trump Taj Mahal Associates and Trump Casino Services, L.L.C.

10.4(1)	First Amended and Restated Operating Agreement, dated October 31, 1995, of Buffington Harbor Riverboat, L.L.C. between Trump Indiana, Inc. and Barden-Davis Casinos, L.L.C.

10.5(1)	Amendment No. 1 to First Amended and Restated Operating Agreement, dated April 23, 1996, of Buffington Harbor Riverboat, L.L.C. between Trump Indiana, Inc. and Barden-Davis Casinos, L.L.C.

10.6(1)	Amendment No. 2 to First Amended and Restated Operating Agreement, dated March, 2003, of Buffington Harbor Riverboat, L.L.C. between Trump Indiana, Inc. and Barden-Davis Casinos, L.L.C.

10.7(1)	Operating Agreement of Buffington Harbor Parking Associates, L.L.C., dated September 29, 2000, by and between Trump Indiana, Inc. and AMB Parking, L.L.C.

10.8(1)	Parking Lease, dated June 19, 2001, between Buffington Harbor Parking Associates, L.L.C. and Trump Indiana, Inc.

10.9(1)*	Amended and Restated Gaming Facility Management Agreement, dated as of March 28, 2002, between THCR Management Services, L.L.C. and Twenty-Nine/Palms Enterprises Corporation.

10.10(1)	Gaming Facility Development and Construction Agreement between TDC and the Tribe, dated as of April 27, 2000.

10.11(1)	First Amendment to Gaming Facility Development and Construction Agreement between TDC and the Tribe, dated as of March, 2002.

10.12(1)*	Employment Agreement dated July 10, 1995, between Mark A. Brown and Trump Marina Associates, L.P.(f/k/a Trump’s Castle Associates, L.P.)

10.13(1)*	Second Amendment, dated August 4, 2000, to the Employment Agreement, dated March 6, 1998, between Mark A. Brown and Trump Marina Associates, L.P.(f/k/a Trump’s Castle Associates, L.P.), as assigned to Trump Taj Mahal Associates and amended effective January 3, 2000.

10.14(1)*	Third Amendment, dated December 11, 2002 of the Employment Agreement, dated March 6, 1998, as amended, between Mark A. Brown and Trump Taj Mahal Associates.

10.15(1)*	Employment Agreement, dated October 15, 2002, between Daniel M. McFadden and Trump Marina Associates, L.P. (f/k/a Trump Castle Associates).

10.16(1)*	Employment Agreement, dated April 17, 2000, of Robert M. Pickus.

Exhibit No.	Description of Exhibit

10.17(1)*	Amendment, dated January 9, 2003, to Robert M. Pickus’ Employment Agreement, dated April 17, 2000.

10.18(1)*	Employment Agreement, dated April 17, 2000, of Francis X. McCarthy, Jr.

10.19(1)*	Amendment, dated January 9, 2003, to Francis X. McCarthy, Jr.’s Employment Agreement, dated April 17, 2000.

10.20(1)*	Employment Agreement, dated April 17, 2000, of Joseph A. Fusco.

10.21(1)*	Amendment, dated January 9, 2003, to Joseph A. Fusco’s Employment Agreement, dated April 17, 2000.

10.22(4)*	Employment Agreement, dated April 17, 2000, of John P. Burke.

10.23(5)*	Amendment, dated January 30, 2003, to John P. Burke’s Employment Agreement.

10.24(6)*	Employment Agreement, dated August 15, 2003, of Scott C. Butera.

10.5(3)	Letter Agreement, dated February 12, 2004, by and among THCR, THCR Holdings and DLJ Merchant Banking Partners III, L.P.

10.26(4)	Letter Agreement, dated February 12, 2004, between TCH and DLJ Merchant Banking Partners III, L.P.

10.27(5)	Letter Agreement Amendment, dated August 9, 2004, by and between Trump Hotels & Casino Resorts, Inc., Trump Hotels & Casino Resorts Holdings, L.P., Trump Atlantic City Associates, Trump Plaza Associates, Trump Taj Mahal Associates and Trump Casino Holdings, LLC and DLJ Merchant Banking Partners III, L.P.

10.28(6)	Restructuring Support Agreement, dated October 20, 2004, by and among Trump Hotels and Casino Resorts, Inc., Trump Atlantic City Associates, each of the TAC Co-Issuers (as defined therein), Trump Casino Holdings, LLC, Trump Casino Funding, Inc., Donald J. Trump, and each of the holders of TAC Notes and/or TCH Notes signatory thereto.

10.29(7)	Commitment Letter, dated December 17, 2004, between Trump Hotels & Casino Resorts, Inc., Trump Atlantic City Associates and Trump Casino Holdings, LLC, and Morgan Stanley Senior Funding, Inc., UBS Securities LLC and UBS Loan Finance LLC

10.30(8)	Loan and Security Agreement, dated November 22, 2004, by and between Trump Hotels & Casino Resorts, Inc. and certain of its subsidiaries and Beal Bank, S.S.B., as administrative agent for the lenders thereto

10.31(9)	Memorandum of Understanding, dated as of December 20, 2004, among THCR Management Services, LLC, Trump Hotels & Casino Resorts Development Company, LLC, the Twenty-Nine Palms Band of Luiseno Mission Indians of California and the Twenty-Nine Palms Enterprises Corporation

10.32(10)	Investment Agreement, dated January 25, 2005, by and between Trump Hotels & Casino Resorts, Inc. and Trump Hotels & Casino Resorts Holdings, L.P. and Donald J. Trump

14(11)	Code of Ethics

21.1	List of Subsidiaries

31.1	Certification by the Chief Executive Officer of Trump Casino Holdings, L.L.C. and Trump Casino Funding, Inc. pursuant to Rule 13a-14(a)/15(d)-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification by the Principal Financial and Accounting Officer of Trump Casino Holdings, L.L.C. and Trump Casino Funding, Inc. pursuant to Rule 13a-14(a)/15(d)-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of the Chief Executive Officer of Trump Casino Holdings, L.L.C. and Trump Casino Funding, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit No.	Description of Exhibit

32.2	Certification of the Principal Financial and Accounting Officer of Trump Casino Holdings, L.L.C. and Trump Casino Funding, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Description of Certain Governmental and Gaming Regulations

(1)	Previously filed as an exhibit to Form S-4, Registration Number 333-104916, filed May 1, 2003

(2)	Previously filed as an exhibit to Form S-4, Registration Number 333-104916, filed May 1, 2003 and in amended form in Amendment No. 1 to Form S-4, filed June 13, 2003

(3)	Filed as Exhibit 10.2 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003

(4)	Filed as Exhibit 10.22 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003

(5)	Filed as Exhibit 10.23 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003

(6)	Filed as Exhibit 10.24 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003

(3)	Filed as Exhibit 10.26 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003

(4)	Filed as Exhibit 10.27 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003

(5)	Filed as Exhibit 99.3 to Registrant’s Current Report on Form 8-K filed on August 10, 2004

(6)	Filed as Exhibit 99.1 to Registrant’s Current Report on Form 8-K filed on October 21, 2004

(7)	Filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on December 23, 2004

(8)	Filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on November 24, 2004

(9)	Filed as Exhibit 99.1 to Registrant’s Current Report on Form 8-K filed on December 28, 2004

(10)	Filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on January 31, 2005

(11)	Previously filed as Exhibit 99.3 in the Annual Report on Form 10-K of Trump Marina, Inc. (f/k/a Trump’s Castle Hotel & Casino, Inc.), Trump’s Castle Funding, Inc. and Trump Marina Associates, L.P. (f/k/a Trump’s Castle Associates, L.P.) for the year ended December 31, 2003.

*	Management contract or compensatory plan or arrangement.

(d)	Financial Statement Schedules. See “Financial Statements and Supplementary Data; Index to Financial Statements and Financial Statement Schedules” for a list of the financial statement schedules included in this Annual Report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized

TRUMP CASINO HOLDINGS, LLC

/s/ Donald J. Trump
Donald J. Trump
Chief Executive Officer

Date: March 31, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date
/s/ Donald J. Trump Donald J. Trump	Chief Executive Officer (Principal Executive Officer)	March 31, 2005

/s/ John P. Burke John P. Burke	Executive Vice President (Principal Financial and Accounting Officer)	March 31, 2005

/s/ Wallace B. Askins Wallace B. Askins	Director	March 31, 2005

/s/ Don M. Thomas Don M. Thomas	Director	March 31, 2005

/s/ Robert J. McGuire Robert J. McGuire	Director	March 31, 2005

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized

TRUMP CASINO FUNDING, INC.

/s/ Donald J. Trump
Donald J. Trump
President and Chief Executive Officer

Name	Position	Date
/s/ Donald J. Trump Donald J. Trump	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer and Sole Director)	March 31, 2005

/s/ John P. Burke John P. Burke	Executive Vice President (Principal Financial and Accounting Officer)	March 31, 2005

/s/ Wallace B. Askins Wallace B. Askins	Director	March 31, 2005

/s/ Don M. Thomas Don M. Thomas	Director	March 31, 2005

/s/ Robert J. McGuire Robert J. McGuire	Director	March 31, 2005

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Securities Exchange Act of 1934 by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act.

The Registrants have not sent (and do not intend to send) an annual report to security holders covering the Registrants’ last fiscal year and have not sent (and do not intend to send) a proxy statement, form of proxy or other proxy soliciting materials to security holders.

Other schedules are omitted for the reason that they are not required or are not applicable, or the required information is included in the consolidated financial statements or notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

Trump Casino Holdings, LLC

We have audited the accompanying consolidated balance sheets of Trump Casino Holdings, LLC and subsidiaries as of December 31, 2003 and 2004 and the related consolidated statements of operations, capital (deficit) and cash flows for each of the three years in the period ended December 31, 2004. Our audits also included the financial statement schedule as listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Trump Casino Holdings, LLC and subsidiaries at December 31, 2003 and 2004, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1, the Company has experienced increased competition, incurred significant recurring losses from operations, has an accumulated deficit and has filed a voluntary petition seeking to reorganize under chapter 11 of the federal bankruptcy laws. Such circumstances raise substantial doubt about its ability to continue as a going concern. Although the Company is currently operating as a debtor-in-possession under the jurisdiction of the Bankruptcy Court, the continuation of the business as a going concern is contingent upon, among other things: (1) the ability of the Company to maintain compliance with all terms of its current debt structure; (2) the ability of the Company to generate cash from operations and to maintain adequate cash on hand; (3) the resolution of the uncertainty as to the amount of claims that will be allowed; (4) the ability of the Company to confirm a plan of reorganization under the Bankruptcy Code and obtain the required debt and equity financing to emerge from bankruptcy protection; and (5) the Company’s ability to achieve profitability. Management’s plans in regard to these matters are also described in Note 1. The accompanying consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

/s/ ERNST & YOUNG LLP

Philadelphia, Pennsylvania

March 30, 2005

TRUMP CASINO HOLDINGS, LLC

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2003 AND 2004

(in thousands)

	2003	2004
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$34,817	$33,401
Trade receivables, net of allowances for doubtful accounts of $2,590 and $2,171, respectively	9,778	7,964
Other receivables	2,660	3,216
Receivable from termination of management contract	—	6,000
Inventories	3,322	2,802
Prepaid expenses and other current assets	3,364	3,684

Total current assets	53,941	57,067

PROPERTY AND EQUIPMENT:
Land and land improvements	92,682	92,698
Buildings and building improvements	425,397	425,946
Riverboat and improvements	34,240	36,099
Furniture, fixtures and equipment	119,876	126,734
Leasehold improvements	48	48
Construction in progress	5,410	5,340

	677,653	686,865
Less-Accumulated depreciation and amortization	(169,487)	(193,015)

	508,166	493,850

INVESTMENT IN BUFFINGTON HARBOR RIVERBOATS, L.L.C	29,743	27,433
DEFERRED BOND AND LOAN ISSUANCE COSTS, net of accumulated amortization of $2,395 and $0, respectively	19,531	—
DEFERRED TRANSACTION COSTS ON PLAN	—	2,918
OTHER ASSETS	21,779	22,074

Total assets	$633,160	$603,342

LIABILITIES AND CAPITAL
CURRENT LIABILITIES:
Current maturities of long-term debt	$10,272	$7,948
Trade accounts payable	11,056	6,130
Due to affiliates	7,567	8,309
Accrued payroll and related expenses	6,756	7,465
Accrued interest payable, subject to compromise (See Note 1)	5,665	6,243
Self insurance reserves	3,328	3,143
Accrued property taxes payable	7,424	6,446
Accrued income taxes	2,325	25,305
Other current liabilities	16,979	14,776

Total current liabilities	71,372	85,765
LONG-TERM DEBT, LESS CURRENT MATURITIES SUBJECT TO COMPROMISE (See Note 1)	456,022	479,555
LONG-TERM DEBT, RELATED PARTIES, SUBJECT TO COMPROMISE (See Note 1)	15,425	16,367
LONG-TERM DEBT, LESS CURRENT MATURITIES	8,233	6,338
OTHER LONG-TERM LIABILITIES	1,803	1,166

Total liabilities	552,855	589,191

COMMITMENTS AND CONTINGENCIES
CAPITAL:
Contributed capital	298,922	309,411
Accumulated deficit	(218,617)	(295,260)

Total capital	80,305	14,151

Total liabilities and capital	$633,160	$603,342

See accompanying notes.

TRUMP CASINO HOLDINGS, LLC

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2002, 2003 and 2004

(in thousands)

	2002	2003	2004
REVENUES:
Gaming	$410,645	$393,250	$400,848
Rooms	21,835	21,430	21,755
Food and beverage	35,601	34,371	36,000
Other	12,335	13,130	13,550

Gross revenues	480,416	462,181	472,153
Less-Promotional allowances	86,165	83,345	86,340

Net revenues	394,251	378,836	385,813

COSTS AND EXPENSES:
Gaming	190,455	190,922	193,044
Rooms	6,246	6,291	6,458
Food and beverage	14,856	14,710	14,475
General and administrative	84,907	94,344	87,979
General and administrative - related party	13,522	5,690	4,108
Depreciation and amortization	27,606	29,823	29,870
Reorganization expense (see Note 1)	—	—	41,845
Debt renegotiation costs	1,629	401	857

	339,221	342,181	378,636

Income from operations	55,030	36,655	7,177

NON-OPERATING INCOME (EXPENSE):
Interest income	867	735	304
Interest expense	(51,136)	(63,913)	(69,457)
Interest expense - related party	(19,592)	(8,275)	(2,941)
Gain on debt retirement, net	—	7,931	—
Other non-operating income (expense)	1,219	(20)	573

Non-operating expense, net	(68,642)	(63,542)	(71,521)

Loss before equity in loss from Buffington Harbor, L.L.C., income taxes and discontinued operations	(13,612)	(26,887)	(64,344)
Equity in loss from Buffington Harbor, L.L.C.	(2,448)	(2,396)	(2,449)
Provision for income taxes	(1,200)	(1,375)	(23,330)

Loss from continuing operations	(17,260)	(30,658)	(90,123)

DISCONTINUED OPERATIONS:
Income from operations of Trump 29	1,595	3,523	7,480
Gain on termination of Trump 29 management contract	—	—	6,000

Income from discontinued operations	1,595	3,523	13,480

Net loss	$(15,665)	$(27,135)	$(76,643)

See accompanying notes.

TRUMP CASINO HOLDINGS, LLC

CONSOLIDATED STATEMENTS OF CAPITAL/(DEFICIT)

(in thousands)

	Contributed Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
Balance at December 31, 2002	$238,273	$(191,482)	$(938)	$45,853
Net capital contribution in connection with debt refinancing	60,426	—	—	60,426
Capital contribution - THCR Holdings	223	—	—	223
Comprehensive Loss:
Net loss	—	(27,135)	—	(27,135)
Termination of interest swap in connection with debt refinancing	—	—	938	938

Total comprehensive loss	—	—	—	(26,197)

Balance at December 31, 2003	298,922	(218,617)	—	80,305

Capital contribution - THCR Holdings	11,289	—	—	11,289
Capital distribution - THCR Holdings	(800)			(800)
Net loss	—	(76,643)	—	(76,643)

Balance at December 31, 2004	$309,411	$(295,260)	$—	$14,151

See accompanying notes.

TRUMP CASINO HOLDINGS, LLC

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the Years Ended December 31,
	2002	2003	2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss from continuing operations	$(17,260)	$(30,658)	$(90,123)
Adjustments to reconcile net loss from continuing operations to net cash flows provided by operating activities -
Depreciation and amortization	27,606	29,823	29,870
Non-cash gain on debt refinancing, net	—	(7,931)	—
Issuance of PIK debt in satisfaction of accrued interest Issuance of PIK debt in satisfaction of accrued interest	17,805	10,478	4,080
Equity in loss from Buffington Harbor, L.L.C.	2,448	2,396	2,449
Accretion of bond discount	6,985	3,383	2,013
Amortization of loan costs	4,711	2,969	2,781
Non-cash reorganization expense	—	—	35,042
Allocation of expenses from THCR Holdings	1,076	223	—
Provision of losses on receivables	2,303	1,741	1,492
Valuation allowance - CRDA investments	3,762	1,888	1,096
Decrease (increase) in receivables	2,203	(1,425)	74
(Increase) decrease in inventories	(144)	(140)	520
(Increase) decrease in prepaid expenses and other current assets	(1,605)	437	(324)
Decrease (increase) in other assets	1,646	(1,888)	(2,824)
(Decrease) increase in due to affiliates	(14,173)	3,896	742
(Decrease) increase in current liabilities	(5,011)	9,459	16,428
Decrease in other long-term liabilities	(4,711)	(2,792)	(23)

Net cash flows provided by continuing operations	27,641	21,859	3,293
Net cash flows provided by discontinued operations	1,295	3,523	7,021

Net cash flows provided by operating activities	28,936	25,382	10,314

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment, net	(15,378)	(7,285)	(8,324)
Repayment of note receivable	3,535	—	—
Investment in Buffington Harbor Riverboats, L.L.C.	(401)	(297)	(139)
Purchases of New Jersey CRDA investments, net	(3,486)	(2,755)	(3,289)

Net cash flows used in investing activities	(15,730)	(10,337)	(11,752)

CASH FLOWS FROM FINANCING ACTIVITIES
Distribution to parent company	—	(102,154)	(800)
Contributed capital	—	—	11,289
Payment of long-term debt	(91,323)	(358,350)	(10,467)
Proceeds from additional borrowings, net	75,245	468,036	—
Debt issuance costs	(2,302)	(21,677)	—

Net cash flows (used in) provided by financing activities	(18,380)	(14,145)	22

Net (decrease) increase in cash and cash equivalents	(5,174)	900	(1,416)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	39,091	33,917	34,817

CASH AND CASH EQUIVALENTS AT END OF YEAR	$33,917	$34,817	$33,401

SUPPLEMENTAL INFORMATION:
Cash paid for interest	$41,452	$56,238	$62,946

Cash paid for income taxes	$75	$175	$350

Equipment purchased under capitalized leases	$8,342	$12,667	$6,248

Accumulated other comprehensive gain (loss)	$(566)	$938	$—

Receivable for termination of management contract	$—	$—	$6,000

See accompanying notes.

TRUMP CASINO HOLDINGS, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(1) General

Organization and Operations

The accompanying consolidated financial statements include those of Trump Casino Holdings, LLC, a Delaware single member limited liability company (“TCH” or the “Company”), and its subsidiary, Trump Casino Funding, Inc., a Delaware corporation (“TCF”). TCH’s wholly-owned subsidiaries include: (i) TCF, (ii) Trump Marina Associates, L.P. (“Marina Associates”), (iii) Trump Marina, Inc., (iv) Trump Indiana, Inc., (v) Trump Indiana Realty, LLC (“Trump Indiana Realty”), (vi) Trump Indiana Casino Management, LLC (“Trump Indiana Casino Management”) and (vii) THCR Management Holdings, LLC (“THCR Management”) and its subsidiary, THCR Management Services, LLC (“THCR Management Services”).

The sole member of TCH is Trump Hotels & Casino Resorts Holdings, L.P., a Delaware limited partnership (“THCR Holdings”). THCR Holdings is currently beneficially owned approximately 63.4% by Trump Hotels & Casino Resorts, Inc., a Delaware corporation (“THCR”), as both a general and limited partner, and approximately 36.6% by Donald J. Trump (“Mr. Trump”) as a limited partner.

On March 25, 2003, TCH was capitalized. Simultaneously, Marina Associates, Trump Marina, Inc., Trump Indiana, Inc., Trump Indiana Realty, Trump Indiana Casino Management, THCR Management and THCR Management Services became wholly-owned subsidiaries of TCH. As a result of this reorganization, the accompanying condensed consolidated financial statements present the condensed consolidated financial statements of TCH and subsidiaries as of December 31, 2003 and December 31, 2004 and for each of the three years in the periods ended December 31, 2004.

Marina Associates owns and operates Trump Marina Hotel Casino (“Trump Marina”), a casino hotel located in the Marina District of Atlantic City, New Jersey. Trump Indiana, Inc. owns and operates Trump Casino and Hotel, a riverboat gaming facility operating in Buffington Harbor, on Lake Michigan, Indiana (“Trump Indiana”). THCR Management is the sole member of THCR Management Services. Until December 31, 2004, THCR Management Services managed the day-to-day operations of Trump 29 Casino (“Trump 29”) located in Coachella Valley, California (near Palm Springs, California) pursuant to a five year management agreement (the “Trump 29 Management Agreement”) commencing on April 16, 2002, between THCR Management Services and Twenty-Nine Palms Enterprises Corporation (“Enterprises”), a corporation wholly-owned by the Twenty Nine Palms Band of Luiseno Mission Indians, a federally recognized Native American Tribe (the “Tribe”) and the owner of Trump 29 Casino. Trump Marina, Inc. is the general partner of Marina Associates. Trump Indiana Realty has no material assets or operations. At December 31, 2004, THCR Management has no assets or operations.

On December 22, 2004, THCR Management Services and THCR Development entered into a memorandum of understanding (the “Memorandum of Understanding”) with the Tribe and Enterprises, which terminated the Trump 29 Management Agreement (along with an agreement in connection with the financing, development and construction of Trump 29 and a trademark agreement that licensed the “Trump” name for use at such facility), subject to payment by the Tribe and Enterprises of (i) all management fees earned by THCR Management Services for services rendered under the Trump 29 Management Agreement through December 31, 2004, and (ii) a $6 million fee, among other conditions. As such, the quarterly and year-to-date results from THCR Management Services, as holder of the Trump 29 Management Agreement, are reflected in the statement of operations as discontinued operations for all periods presented. The $6.0 million gain from the termination of the Trump 29 Management Agreement is also reflected in discontinued operations.

TCH and TCF have no operations and their ability to service their debt is dependent upon the successful operations of Trump Marina and Trump Indiana, Inc., and, until December 31, 2004, the management fees generated pursuant to the Trump 29 Management Agreement.

A substantial portion of TCH’s revenues are derived from its gaming operations. Competition in the Atlantic City and Indiana casino markets is intense and management believes that this competition will continue as more casinos are opened and new entrants into the gaming industry become operational.

The ability of TCH and its subsidiaries to service its long-term debt depends on the operations of its casino properties. The Company views each casino property as an operating segment and all such operating segments have been aggregated into one reporting segment. Each casino property derives its revenues from casino operations, room revenues, food and beverage sales, entertainment and other revenues.

The Company has incurred recurring operating losses, which totaled $15.7 million, $27.1 million, and $76.6 million during the years ended December 31, 2002, 2003, and 2004, respectively and had a working capital deficit of $29.9 million at December 31, 2004. The recurring operating losses are primarily the result of substantial debt service obligations on outstanding indebtedness. Additionally, the Company has experienced increased competition and other challenges in its markets. Due to these factors, THCR has not been able to expand its operations or reinvest in the maintenance of its owned properties, including the Company’s properties, at desired levels.

TRUMP CASINO HOLDINGS, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The Company’s cash flows have generally been sufficient to fund operations and make interest payments when due (although, with respect to the interest payment scheduled to be paid on the TCH Notes (as defined below) on September 15, 2004, the Company utilized the thirty-day grace period provided under the applicable indentures and delayed payment until October 14, 2004, and in contemplation of filing the chapter 11 cases, the Company did not make the interest payment scheduled to be paid on the TCH Second Priority Notes on March 15, 2005). Nonetheless, the Company’s core businesses have not generated cash flows necessary to reinvest in the maintenance or expansion of the Company’s hotel and casino properties at levels consistent with those of its competitors.

On October 21, 2004, THCR, TAC, TCH and certain of their affiliates entered into a restructuring support agreement (the “Restructuring Support Agreement”) with certain holders of the 11.25% First Mortgage Notes due 2006 of Trump Atlantic City Associates (“TAC”) and Trump Atlantic City Funding Inc., Trump Atlantic City Funding II, Inc. and Trump Atlantic City Funding III, Inc. (the “TAC Notes”) and certain holders of the 11.625% First Mortgage Notes due 2010 (the “TCH First Priority Notes”) and the 17.625% Second Mortgage Notes due 2010 of TCH and TCF (the “TCH Second Priority Notes,” together with the TCH First Priority Notes, the “TCH Notes”) and Donald J. Trump, as a beneficial owner of THCR’s debt and equity securities. THCR’s participation in this recapitalization process was overseen by the special committee comprised of THCR’s independent directors. The Restructuring Support Agreement provides for, among other things, a restructuring of THCR’s approximately $1.8 billion aggregate principal amount of public indebtedness, including the TCH Notes, and a recapitalization of THCR’s capital structure.

Chapter 11 Filing

On November 21, 2004, THCR and its subsidiaries (collectively the “Debtors”) filed voluntary petitions in the United States Bankruptcy Court for the District of New Jersey (the “Bankruptcy Court”) under chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) (Case Nos. 04-46898 through 04-46925). Information concerning the cases is available on the Debtors’ website at www.THCRrecap.com (our website address provided in this annual report on Form 10-K is not intended to function as a hyperlink and the information on our website is not and should not be considered part of this report and is not incorporated by reference in this document). The Debtors remain in possession of their assets and properties, and continue to operate their business and manage their properties as “debtors-in-possession” pursuant to sections 1107 (a) and 1108 of the Bankruptcy Code.

As a result of the Debtors’ chapter 11 filing, events of default may be deemed to have occurred under the indentures governing the TCH Notes. As a result of such defaults, the principal amount plus accrued and unpaid interest on the TCH Notes could be accelerated and become due and payable immediately, among other remedies. Due to the chapter 11 filing, however, the ability of creditors to seek remedies to enforce their rights are stayed and creditor rights of enforcement are subject to the applicable provisions of the Bankruptcy Code. Furthermore, pursuant to the Restructuring Support Agreement, noteholders signatory to such agreement have agreed to support the prenegotiated plan of reorganization (the “Plan”) of the Debtors anticipated by the Debtors’ chapter 11 filing pursuant to the terms of such agreement, and have agreed not to exercise any rights under the indentures governing the TAC Notes or TCH Notes, except as consistent with such agreement.

The Debtors’ chapter 11 filing would also constitute an event of default under certain secured lease financing agreements (the “Capital Leases”) between PDS Gaming Corporation and certain of the Debtors. Under the Bankruptcy Code, however, the ability of creditors to seek remedies to enforce their rights under the Capital Leases and other agreements are stayed and creditor rights of enforcement are subject to the applicable provisions of the Bankruptcy Code. In addition, the Company contemplates that the claims of certain secured creditors, including PDS Gaming Corporation with respect to the Capital Leases, will be unimpaired under the Plan.

Chapter 11 is the principal business reorganization chapter of the Bankruptcy Code. Under chapter 11, a debtor is authorized to continue to operate its business in the ordinary course and to reorganize its business for the benefit of its creditors. A debtor-in-possession under chapter 11 may not engage in transactions outside the ordinary course of business without approval of the bankruptcy court, after notice and an opportunity for a hearing. In addition to permitting the rehabilitation of the debtor, section 362 of the Bankruptcy Code generally provides for an automatic stay of substantially all judicial, administrative and other actions or proceedings against a debtor and its property, including all attempts to collect claims or enforce liens that arose prior to the commencement of the debtor’s chapter 11 case. Also, the debtor may assume or reject pre-petition executory contracts and unexpired leases pursuant to section 365 of the Bankruptcy Code and other parties to executory contracts or unexpired leases being rejected may assert rejection damage claims as permitted thereunder.

The consummation of a plan of reorganization is a principal objective of a chapter 11 case. A plan of reorganization sets forth the means for treating claims against, and interests in, a debtor. Confirmation of a plan of reorganization by a bankruptcy court makes the plan binding upon the debtor, any issuer of securities under the plan, any person acquiring property under the plan and any creditor or interest holder of the debtor. Subject to certain limited exceptions, an order of a bankruptcy court confirming a plan of reorganization discharges the debtor from any debt that arose prior to the date of confirmation of the plan, and substitutes therefor the obligations specified under the confirmed plan. On February 14, 2005, the Bankruptcy Court approved the Debtors’ disclosure statement (the “Disclosure Statement”), which summarizes the Plan, as containing adequate information, as such term is defined in section 1125 of the Bankruptcy Code, and authorized the Debtors to solicit votes from creditors and other stakeholders on whether or not to accept the Plan. The Debtors commenced such solicitation on February 22, 2005.

TRUMP CASINO HOLDINGS, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

As set forth in the Plan, the Bankruptcy Court established February 9, 2005 as the record date for voting to accept or reject the Plan, and March 21, 2005 as the deadline for returning completed ballots (with the exception of securities held in “street name” (i.e., through a brokerage firm, trust company or other nominee), for which the deadline for submitting ballots to the applicable nominee was March 21, 2005, and the deadline for such nominee to return completed ballots to the Debtors’ voting agent was March 23, 2005). The voting agent for the Debtors has completed its preliminary tabulation of ballots submitted by eligible creditors and stakeholders to accept or reject the Plan. Based on such analysis, the Debtors believe they have received acceptances from significant majorities of classes entitled to vote on the Plan. In addition, on March 30, 2005, the Debtors, the official committee of THCR’s equity holders appointed in the Debtors’ chapter 11 cases (the “Equity Committee”), the informal committees of holders of TAC Notes and TCH Notes and Donald J. Trump executed a stipulation, pursuant to which the co-chairs of the Equity Committee, which hold over five million shares of THCR’s common stock and had originally voted against the Plan, agreed to withdraw such votes and instead vote in favor of the Plan, as amended. Based on such support, as well as the acceptances of the Plan already received, the Debtors believe they will receive acceptances from the requisite number and amount of claims and interests represented by creditors and stakeholders to confirm the Plan. The Bankruptcy Court has scheduled a hearing to consider confirmation of the Plan on April 5, 2005. The Debtors will emerge from bankruptcy if and when the Bankruptcy Court approves the Plan and all conditions to the consummation of the Plan have been satisfied or waived.

As part of the Plan, Mr. Trump would make a $55 million cash investment in the Debtors and contribute approximately $16.4 million principal amount of TCH Second Priority Notes owned by him (at 90% of the face amount thereof). Upon the consummation of the Plan, Mr. Trump would beneficially own 29.16% of recapitalized THCR’s common stock (and/or common stock equivalents) on a fully-diluted basis (excluding any shares reserved for issuance under management stock incentive plans), consisting of (i) approximately 9.12% in exchange for Mr. Trump’s $55 million cash investment, (ii) approximately 2.53% in exchange for Mr. Trump’s contribution of approximately $16.4 million aggregate principal face amount of TCH Second Priority Notes beneficially owned by him (including interest accrued thereon), (iii) approximately 11.02% in return for entering into the trademark license agreement described below and agreeing to modifications to certain existing contractual relationships between Mr. Trump and the Debtors (including entering into a new services agreement with THCR and THCR Holdings), (iv) approximately 0.06% representing his existing equity interests after dilution upon the issuance of recapitalized THCR’s common stock, (v) approximately 3.5% issuable upon the exercise of certain ten-year warrants to be issued to Mr. Trump upon consummation of the Plan, having an exercise price equal to 1.5 times the per share purchase price at which Mr. Trump makes his $55 million investment, and (vi) approximately 2.95% issuable upon exercise of the New Class A Warrants (as defined below) to be issued to Mr. Trump upon consummation of the Plan. Mr. Trump would also receive THCR Holdings’ 25% interest in the Miss Universe Pageant, which had no recorded net book value at December 31, 2004. The recapitalized Debtors would also enter into the following agreements with Mr. Trump:

•	a services agreement that would have a three-year rolling term, pay Mr. Trump $2.0 million per year, plus a discretionary annual bonus, reimburse Mr. Trump for certain travel and customary administrative expenses incurred by Mr. Trump in his capacity as chairman, and terminate his existing executive agreement;
•	an amended and restated trademark license agreement, which would grant THCR Holdings a perpetual, exclusive, royalty-free license to use Mr. Trump’s name and likeness in connection with the Debtors’ casino and gaming activities, subject to certain terms and conditions, and terminate Mr. Trump’s existing trademark license agreement with THCR;
•	a three-year right of first offer agreement, pursuant to which the Trump Organization LLC, Mr. Trump’s controlled affiliate, would be granted a three-year right of first offer to serve as project manager, construction manager and/or general contractor with respect to construction and development projects for casinos, casino hotels and related lodging to be performed by third parties on the Debtors’ existing and future properties, subject to certain terms and conditions;
•	a voting agreement that would determine the composition of recapitalized THCR’s board of directors for a certain period, subject to certain terms and conditions and applicable law; and
•	an amended and restated partnership agreement of THCR Holdings, which would, among other things, require the affirmative vote of Mr. Trump with respect to the sale or transfer of one or more of the THCR’s current properties; provided, however, that THCR could sell or transfer such properties without Mr. Trump’s consent if THCR Holdings indemnified Mr. Trump up to an aggregate of $100 million for the U.S. federal income tax consequences to Mr. Trump associated with such sale or transfer.

Recapitalized THCR would also adopt an amended and restated certificate of incorporation and bylaws, and certain other Debtors would also adopt amended and restated organizational documents.

Under the Plan, holders of TAC Notes would exchange their notes for approximately $777.3 million aggregate principal amount of New Notes (as defined below), approximately $384.3 million of common stock (approximately 63.69% of the shares of common stock of recapitalized THCR on a fully diluted basis (excluding any shares reserved for issuance under management stock incentive plans)), and an additional amount in cash equal to simple interest accrued on approximately $777.3 million of New Notes (as defined below) at the annual rate of 8.5% from the last scheduled date to which interest was paid with respect to the TAC Notes (or May 1, 2004) through the effective

TRUMP CASINO HOLDINGS, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

date of the Plan. In addition, on or following the first anniversary of the effective date, holders of TAC Notes would receive (i) the cash proceeds from the exercise of New Class A Warrants (as defined below), plus any interest accrued thereon and (ii) if any of the New Class A Warrants are not exercised, the shares of recapitalized THCR’s common stock reserved for issuance upon exercise of such warrants.

Holders of TCH First Priority Notes would exchange their notes for approximately $425 million aggregate principal amount of New Notes, $21.25 million in cash, approximately $8.5 million of common stock (approximately 1.41% of the shares of common stock of recapitalized THCR on a fully diluted basis (excluding any shares reserved for issuance under management stock incentive plans)), and an additional amount in cash equal to simple interest accrued on $425 million at the annual rate of 12.625% through the effective date of the Plan (such payments to be made on the regularly scheduled interest payment dates for the TCH First Priority Notes).

The unaffiliated holders of TCH Second Priority Notes would exchange their notes for approximately $47.7 million aggregate principal amount of New Notes, approximately $2.3 million in cash, approximately $2.1 million of common stock (approximately 0.35% of the shares of common stock of recapitalized THCR on a fully diluted basis (excluding shares reserved for issuance under management stock incentive plans)) and an additional amount in cash equal to simple interest accrued on (i) $54.6 million at the annual rate of 18.625% from the last scheduled date to which interest was paid with respect to the TCH Second Priority Notes to the date that is ninety days after the petition date for the chapter 11 cases (or February 21, 2005), and (ii) approximately $47.7 million at the annual rate of 8.5% from the ninety-first day after the petition date (or February 22, 2005) through the effective date of the Plan.

THCR’s existing common stockholders (excluding Mr. Trump) would receive nominal amounts of common stock of recapitalized THCR (approximately 0.05% of the shares on a fully diluted basis (excluding shares reserved for issuance under management stock incentive plans)), and would receive New Class A Warrants to purchase up to approximately 5.34% of recapitalized THCR’s new common stock on a fully diluted basis, as described below. All existing options to acquire common stock of THCR or its affiliates would be cancelled. THCR’s common stockholders (excluding Mr. Trump) would also receive an aggregate of $17.5 million in cash, as well as the net proceeds of the sale of a parcel of land owned by the Debtors in Atlantic City, New Jersey constituting the former World’s Fair site, which may be developed for non-gaming related use and had a net book value of $17.9 million at December 31, 2004. The sale of such property would occur after the effective date of the Plan.

On the effective date, the Debtors would issue one-year warrants (the “New Class A Warrants”) to purchase shares of recapitalized THCR’s common stock at an aggregate purchase price of $50 million, or approximately 8.29% of THCR’s fully diluted common stock (excluding any shares reserved for issuance under management stock incentive plans). THCR’s common stockholders (excluding Mr. Trump) would receive New Class A Warrants to purchase up to approximately 5.34% of recapitalized THCR’s common stock and Mr. Trump would receive the remaining Class A Warrants to purchase approximately 2.95% of recapitalized THCR’s common stock. Proceeds from the exercise of New Class A Warrants (plus any interest accrued thereon), and any shares reserved for issuance of such warrants that have not been exercised, would be distributed to holders of TAC Notes on or following the first anniversary of the effective date of the Plan.

The “New Notes” would be issued by THCR Holdings and Trump Hotels & Casino Resorts Funding, Inc., bear interest at an annual rate of 8.5% and have a ten-year maturity. The New Notes would be secured by a security interest in substantially all of the Debtors’ real property and incidental personal property and certain other assets of the Debtors, subject to liens securing a $500 million working capital and term loan facility (the “Exit Facility”) to be entered into on the effective date of the Plan and certain other permitted liens.

As part of the Plan, THCR would implement a 1,000 for 1 reverse stock split of the existing common stock of THCR, such that each 1,000 shares of common stock immediately prior to the reverse stock split would be consolidated into one share of new common stock of recapitalized THCR. The aggregate fractional share interests beneficially owned by each holder of existing shares of common stock would be rounded up to the nearest whole number.

On November 22, 2004, the Debtors entered into a debtor-in-possession financing (the “DIP Facility”) providing up to $100 million of borrowings during the Debtors’ chapter 11 cases, secured by a first priority priming lien on substantially all the assets of the Debtors, including the assets securing the TCH Notes. On the effective date of the Plan, the Debtors expect to enter into the Exit Facility, which would be secured by a first priority security interest in substantially all the Debtors’ assets, senior to the liens securing the New Notes.

There can be no assurance that the Bankruptcy Court will confirm the Plan or approve the other transactions contemplated in connection with the Plan. If the Company is not successful in its financial restructuring efforts, the Company will not be able to continue as a going concern.

All significant intercompany balances and transactions have been eliminated in the accompanying financial statements.

TRUMP CASINO HOLDINGS, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Accounting Impact of Chapter 11 Filing

The accompanying consolidated financial statements have been prepared in accordance with AICPA Statement of Position No. (SOP) 90-7, “Financial Reporting by Entities in Reorganization under the Bankruptcy Code” (“SOP 90-7”) and on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business. The ability of the Company, both during and after the chapter 11 cases, to continue as a going concern is dependent upon, among other things, (i) the ability of the Company to successfully achieve required cost savings to complete its restructuring; (ii) the ability of the Company to maintain adequate cash on hand; (iii) the ability of the Company to generate cash from operations; (iv) the ability of the Company to confirm a plan of reorganization under the Bankruptcy Code and obtain emergence financing; (v) the ability of the Company to maintain its customer base; and (vi) the Company’s ability to achieve profitability. There can be no assurance that the Company will be able to successfully achieve these objectives in order to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result should the Company be unable to continue as a going concern.

Liabilities subject to compromise in the accompanying consolidated balance sheets refer to certain of the liabilities of the Debtors incurred prior to the petition date of the chapter 11 cases. In accordance with SOP 90-7, liabilities subject to compromise are recorded at the estimated amount that is expected to be allowed as pre-petition claims in the chapter 11 proceedings and are subject to future adjustments. Adjustments may result from negotiations, actions of the Bankruptcy Court, further developments with respect to disputed claims, rejection of executory contracts and unexpired leases, proofs of claim, implementation of the Plan or other events. Liabilities subject to compromise consisted of the following as of December 31, 2004:

Non current liabilities subject to compromise:
TCH Notes	$479,555,000
TCH Notes, related party	$16,367,000

In order to record its debt instruments at the amount of claim expected to be allowed by the Bankruptcy Court in accordance with SOP 90-7, as of the chapter 11 petition date, the Company wrote off as reorganization expense its deferred financing fees and unamortized debt discount associated with the TCH Notes in order to reflect such debt instruments at their par value. Reorganization expense also includes professional fees and other expenses directly associated with the bankruptcy process.

The following table summarizes reorganization expense for the year ended December 31, 2004:

Write-off of deferred financing costs	$16,660,000
Accretion of unamortized debt discount	18,382,000
Professional fees and expenses	6,803,000

$41,845,000

The Company is required to accrue interest expense during the chapter 11 proceedings only to the extent that it is probable that such interest will be paid pursuant to the proceedings. The Company recognized interest expense subsequent to the chapter 11 petition date with respect to the current terms of its debt and its capital lease obligations. The Plan may allow for a reduction in the amount of accrued interest to be paid upon the confirmation of the Plan.

Based on the current terms of the Plan, the Company believes it would qualify for and be required to implement the “Fresh Start” accounting provisions of SOP 90-7 upon emergence from bankruptcy, which would establish a “fair value” basis for the carrying value of the assets and liabilities of the reorganized Company. The application of “Fresh Start” accounting on the Company’s consolidated financial statements may result in material changes in the amounts and classifications of the Company’s non-current assets (including property and equipment). However, the potential impact cannot be determined at this time.

(2) Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires TCH to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

TRUMP CASINO HOLDINGS, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Revenue Recognition

Gaming revenues consist of the net win from gaming activities, which is the difference between gaming wins and losses. Revenues from hotel and other services are recognized at the time the related services are performed. Management fees are recognized in the period in which they are earned. All management fees are from one entity.

Management fees have been adjusted for the periods presented to reflect the operations of THCR Management Services in discontinued operations, following the termination of the Trump 29 Management Agreement.

TCH provides an allowance for doubtful accounts arising from casino, hotel and other services, which is based upon a specific review of certain outstanding receivables and historical collection information. In determining the amount of the allowance, TCH is required to make certain estimates and assumptions. Actual results may differ from these estimates and assumptions.

Promotional Allowances

The retail value of food, beverages, hotel rooms and other services provided to patrons without charge is included in gross revenue and deducted as promotional allowances. The estimated departmental costs of providing such promotional allowances are included in gaming costs and expenses in the accompanying consolidated statements of operations and consist of the following:

	2002	2003	2004
Rooms	$10,036,000	$10,153,000	$9,634,000
Food and beverage	21,349,000	20,917,000	22,097,000
Other	1,055,000	756,000	736,000

	$32,440,000	$31,826,000	$32,467,000

Promotional allowances also include cash discounts and coin given to patrons.

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

The Company offers other incentive programs. These programs include gift giveaways and other promotional programs. Management elects the type of gift and the person to whom it will be offered. Since these awards are not cash awards, the Company records them as gaming expenses in the statement of operations. Such amounts are expensed on the date the award can be utilized by the patron.

Statements of Cash Flows

For purposes of the statements of cash flows, cash and cash equivalents include hotel and casino funds, funds on deposit with banks and temporary investments purchased with a maturity of three months or less. Reorganization items were disclosed separately within the operating, investing, and financing categories of the statement of cash flows, as applicable.

Inventories

Inventories of provisions and supplies are carried at the lower of cost (weighted average) or market value.

Property and Equipment

Property and equipment is carried at cost and is depreciated on the straight-line method using rates based on the following estimated useful lives:

Buildings and building improvements	40 years
Indiana Riverboat	30 years
Furniture, fixtures and equipment	2 - 10 years
Leasehold improvements	4 - 40 years

Depreciation expense also includes amortization of assets under capital lease obligations.

TRUMP CASINO HOLDINGS, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Long-Lived Assets

In accordance with the provisions of Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” management assesses the carrying values of the Company’s assets when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable from the estimated future cash flows expected to result from its use. The factors considered by management in performing this assessment include current operating results, trends and prospects, as well as the effect of demand, competition and other economic factors. In circumstances in which undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of the asset. In estimating expected future cash flows for determining whether an asset is impaired, assets are grouped at the operating unit level, which for most of our assets is the individual casino. In estimating the fair value of an asset, management utilizes the prices of similar assets and the results of other valuation techniques. TCH does not believe that any such changes have occurred.

Investment in Buffington Harbor Entities

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

Selected financial information of BHR is as follows:

	December 31,
	2003	2004
Cash	$82,639	$311,052
Total current assets	$5,095,856	$2,544,956
Property, plant, and equipment, net	$61,881,975	$57,199,307
Total assets	$67,079,079	$59,826,622
Total current liabilities	$7,223,402	$4,657,377
Total liabilities	$7,611,893	$4,962,081
Total members’ equity	$59,467,186	$54,864,541

	Years ended December 31,
	2002	2003	2004
Net revenues	$16,095,365	$18,434,627	$11,145,457
Operating loss	$(4,794,560)	$(4,785,459)	$(4,899,426)
Net loss	$(4,848,863)	$(4,790,868)	$(4,931,225)

In September 2000, Trump Indiana, Inc. and an affiliate of Majestic Star formed Buffington Harbor Parking Associates (“BHPA”), a 50/50 joint venture, for the purpose of constructing and operating a parking garage. The estimated cost of the parking garage, including the land, was approximately $25,000,000.

BHPA separately leases the parking garage to each of (i) Trump Indiana, Inc. pursuant to a parking lease, dated June 19, 2001 (the “Trump Indiana Garage Lease”), and (ii) Majestic Star under a substantially identical lease agreement. The term of the Trump Indiana Garage Lease is until December 31, 2018. The initial rent installment, paid by Trump Indiana, Inc. for the Trump Indiana Garage Lease, was approximately $8.8 million, which will be amortized on a straight-line basis over the term of the lease. In addition, Trump Indiana, Inc. is obligated to pay BHPA a monthly rent equal to (i) 50% of BHPA’s debt service on the $17.1 million financing (the “BHPA Financing”) to build the parking garage and (ii) 50% of any construction costs incurred by BHPA in excess of the net proceeds of the BHPA Financing. In the event either party defaults on its rental obligation under its garage lease with BHPA, the other party will be

TRUMP CASINO HOLDINGS, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

obligated to pay rent in an amount sufficient to satisfy 100% of BHPA’s debt service obligations on the BHPA Financing. Rent expense for the years ending December 31, 2002, 2003 and 2004 was $829,000, $3,120,000 and $2,181,000, respectively. No rent expense was incurred in 2001 as the parking garage was completed in 2002.

Selected financial information of BHPA is as follows:

	December 31,
	2003	2004
Balance Sheet Information

Assets

Current assets	$2,263,000	$1,875,000
Property and equipment	$34,889,000	$34,265,000
Other assets	$959,000	$812,000
Total assets	$38,111,000	$36,952,000

Liabilities and Equity

Current portion of long-term debt	$1,258,000	$1,258,000
Other current liabilities	$4,277,000	$3,090,000
Total current liabilities	$5,535,000	$4,348,000
Long-term debt	$17,310,000	$16,641,000
Deferred revenue - long-term	$16,349,000	$15,248,000
Members’ capital	$(1,083,000)	$715,000
Total liabilities and equity	$38,111,000	$36,952,000

	Years Ended December 31,
	2003	2004
Statements of Operations Information

Revenues	$4,542,000	$5,132,000
Net income (loss)	$(503,000)	$1,066,000

Deferred Financing Costs

Financing costs, including underwriters’ discounts and direct transactional fees (including accounting, legal and printing) associated with the issuance of debt have been capitalized as deferred bond and loan issuance costs in the accompanying balance sheet and are being amortized to interest expense over the terms of the related debt. In order to record its debt instruments at the amount of the claim expected to be allowed by the Bankruptcy Court in accordance with SOP 90-7, the Company wrote off as reorganization expense the unamortized deferred bond and loan issuance costs associated with the TCH Notes in order to reflect such debt instruments at their par value. Deferred transaction costs on the Plan include amounts currently capitalized and related to the Plan. Such costs will be amortized to interest expense over the terms of the New Notes. For costs incurred related to refinancing efforts no longer pursued and transactional fees earned by employees upon the successful completion of a debt refinancing, such amounts are expensed as incurred.

Income Taxes

Income tax expense is comprised of the following:

	Year ended December 31,
	2002	2003	2004
Indiana state income taxes	$—	$—	$21,858,000
New Jersey state income taxes	1,200,000	1,375,000	1,472,000

	$1,200,000	$1,375,000	$23,330,000

The accompanying financial statements do not include a provision for federal income taxes since (i) Marina Associates and THCR Management income or losses are allocated to the partners and are reportable for federal income tax purposes by the partners, and (ii) Trump Indiana, Inc., which is a C-Corporation, had sufficient net operating loss (“NOL”) carry forwards to offset taxable income generated during each of the periods presented. The federal NOL carry forwards at Trump Indiana, Inc. expire from 2014 through 2024.

TRUMP CASINO HOLDINGS, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Under the New Jersey Casino Control Act (the “Casino Control Act”), Marina Associates is required to file a New Jersey corporation business tax return. As of December 31, 2004, Marina Associates had New Jersey NOL carry forwards of approximately $146,636,000 for New Jersey state income tax purposes. The NOL carry forwards result in a deferred tax asset of $13,197,000, which has been offset by a full valuation allowance of $13,197,000, as utilization of such carry forwards are not certain. The New Jersey state NOL carry forwards expire from 2005 through 2011.

Indiana Wagering Tax Add-back

In July 1999, the Indiana Department of Revenue (“the Department”) issued a letter of findings to an unaffiliated Indiana gaming company, which affects Indiana riverboat gaming companies, including Trump Indiana, Inc., to the effect that the Riverboat Wagering Tax (the “Tax”), a tax deducted in computing income subject to federal tax, is not deductible when computing Indiana adjusted gross income for state tax purposes. The unaffiliated entity that received the letter of findings, with the assistance of the Indiana Casino Association, of which Trump Indiana, Inc. is a member, contested the findings in the Indiana Tax Court on the basis that the Tax is an excise tax and, as such, should be excluded from Indiana’s add-back requirements (that is, it should be deducted in computing gross income for Indiana income tax purposes). In April 2004, the Indiana Tax Court found in favor of the Department. As a result of this ruling, Trump Indiana, Inc. recorded an income tax provision of approximately $19,108,000 during the first quarter of 2004 for the cumulative amount of taxes due since inception at Trump Indiana, Inc. as if state income taxes were computed by not deducting the Tax in calculating Indiana gross income. The members of the Indiana Gaming Association subsequently appealed the Indiana Tax Court’s decision to the Indiana Supreme Court. The Indiana Supreme Court refused, however, to grant review of the Indiana Tax Court’s decision. In October 2004, Trump Indiana, Inc. received a notification from the Department assessing approximately $17.0 million through 2002 in respect of this tax. On March 23, 2005, Trump Indiana, Inc. and the Department entered into a settlement agreement, pursuant to which Trump Indiana, Inc. would pay the Department $20,708,071 in consideration of amounts due, (i) $500,000 of which would be payable within five days of the execution of such agreement (which amount was paid upon execution of the settlement agreement), (ii) $500,000 of which would be payable on the first day of each month thereafter until the effective date of the Plan, and (iii) the balance of which would be payable on the effective date of the Plan. The Company has fully accrued the amount of the settlement as of December 31, 2004. The settlement agreement and the payments described above are subject to the approval of the Bankruptcy Court.

On July 3, 2002, the State of New Jersey passed the New Jersey Business Tax Reform Act (the “Act”). This Act, among other things, required a two-year suspension of the use of New Jersey NOL carry forwards for 2002 and 2003 and a two year New Jersey NOL carryforward limitation (limited to 50% of taxable income) for 2004 and 2005. The Act also introduced a new alternative minimum assessment amount under the New Jersey corporate business tax based on either gross receipts or gross profits, as defined. The Act is retroactive to January 1, 2002. In accordance with the Act, TCH has recorded a provision for current New Jersey income tax expense of $1,200,000 and $1,122,000 for the years ended December 31, 2003 and 2004, respectively.

On July 1, 2003, the New Jersey legislature passed a law that increased the taxation of New Jersey casinos. The new law imposes, among other taxes, a New Jersey profits tax based on 7.5% of each casino’s 2002 adjusted net income (defined as net income plus management fees) subject to a minimum annual tax of $350,000. The tax is assessed during the period from July 1 to June 30, to be consistent with the fiscal year of the State of New Jersey. For the years ended December 31, 2003 and 2004, the Company recorded a charge to income tax expense on the statement of operations for $350,000 related to the New Jersey Profits Tax. The legislation also imposes a 4.25% tax on complimentaries (i.e. free rooms, food, beverages and entertainment given to patrons), an increase in the hotel tax of $3.00 per day on each occupied room, and increases the parking fee tax from $1.50 to $3.00 per car per day.

As a result of the transactions discussed in Note 1, a portion of the net operating loss carryforwards may be utilized. Additionally, the amount of the federal net operating loss carryforwards at Trump Indiana, Inc. may be limited in its use pursuant to Section 382 of the Internal Revenue Code as a result of the transactions discussed in Note 1. The Company has not yet completed its analysis of this matter, and the ultimate analysis will be contingent upon the actual transactions that would occur upon confirmation of the Plan. However, it is expected that the actual limitation may be material to the Company’s ability to fully utilize its available federal NOL carryforward that exists as of December 31, 2004.

Advertising Expense

TCH expenses advertising costs as they are incurred. Advertising expenses were $3,505,000, $ 3,984,000 and $3,974,000 for the years ended December 31, 2002, 2003 and 2004, respectively.

Derivative Instruments and Hedging Activities

Trump Indiana, Inc. accounts for derivative instruments and hedging activities under Statement on Accounting Standards (“SAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and SAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities – an Amendment of FASB Statement No. 133.” Trump Indiana, Inc. recognizes derivatives on the balance sheet at fair value.

TRUMP CASINO HOLDINGS, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Trump Indiana, Inc. enters into interest rate swap agreements to change the fixed/variable rate debt within the parameters established by management. In accordance with these parameters, the agreements are used to reduce interest rate risks and costs inherent in Trump Indiana, Inc.’s debt portfolio. Accordingly, at December 31, 2002, Trump Indiana, Inc. had an interest rate swap agreement to effectively convert variable-rate debt to fixed-rate debt. During 2003, in connection with the Company’s debt refinancing (See Note 3), the Trump Indiana Notes were redeemed and the interest rate swap was terminated (which resulted in a charge to interest expense of $938,000).

Accumulated Other Comprehensive Income

SAS No. 130, “Reporting Comprehensive Income,” established the concept of comprehensive income. Comprehensive income is defined as net income plus revenue, expenses, gains and losses that, under generally accepted accounting principles, is comprised of changes in the fair value of derivatives and hedging instruments designated as cash flow hedges. TCH’s accumulated other comprehensive income is presented in the consolidated statements of capital/(deficit). There was no balance in accumulated other comprehensive income as of December 31, 2004.

Recent Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities, an interpretation of ARB 51.” According to such interpretation, the primary objectives of this interpretation were to provide guidance on the identification of entities for which control is achieved through means other than through voting rights (“variable interest entities”) and how to determine when and which business enterprise (the “primary beneficiary”) should consolidate the variable interest entity. This new model for consolidation applies to an entity in which either (i) the equity investors (if any) do not have a controlling financial interest; or (ii) the equity investment at risk is insufficient to finance that entity’s activities without receiving additional subordinated financial support from other parties. In addition, FIN 46 requires that the primary beneficiary, as well as all other enterprises with a significant variable interest in a variable interest entity, make additional disclosures. Adoption of this pronouncement did not have a material impact on the Company’s consolidated financial position, consolidated results of operations, or liquidity.

Other Assets

As previously disclosed, Trump Indiana, Inc. was assessed a sales and use tax on the purchase of the Trump Indiana vessel. The Company made the payment on this assessment ($1,822,000) during the first quarter of 2002 in order to avoid incurring interest and penalties while Trump Indiana, Inc. was appealing the assessment. The payment of $1,822,000 had been capitalized and classified in other assets as management believed the amount to be fully recoverable upon the resolution of the appeal. During the first quarter of 2004, the Indiana Tax Court ruled in favor of Trump Indiana, Inc. as the tax court held that a boat assembled in Florida for use as a casino riverboat is not personal property and therefore not subject to sales and use taxation in Indiana. The Indiana Department of Revenue petitioned the matter for final review by the Indiana Supreme Court. On September 21, 2004, the Indiana Supreme Court overturned the Indiana Tax Court and ruled in favor of the Indiana Department of Revenue. As a result of this ruling, the Company transferred the $1,822,000 from other assets to fixed assets, as the tax represented a cost of preparing the asset for its intended use. Additionally, the Company recorded a charge to depreciation expense of approximately $500,000. This charge represents the cumulative depreciation as if the sales and use tax had been capitalized into the cost of the vessel when it was acquired.

Reclassifications

Certain reclassifications and disclosures have been made to the prior year financial statements in order to conform to the current year presentation.

TRUMP CASINO HOLDINGS, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(3) Long-Term Debt

Long-term debt consists of:

	December 31,
	2003	2004
TCH 11 5/8% First Priority Mortgage Notes, due 2010, net of unamortized discount of $20,395,000 in 2003(a)	$404,605,000	$425,000,000
TCH 17 5/8% Second Priority Mortgage Notes, due 2010(a)	66,842,000	70,922,000
Other notes payable(b)	4,154,000	851,000
Capital lease obligations(c)	14,351,000	13,435,000

Total debt	489,952,000	510,208,000
Less-current maturities	(10,272,000)	(7,948,000)
Less-long-term debt subject to compromise	(456,022,000)	(479,555,000)
Less-long-term debt, related parties, subject to compromise	(15,425,000)	(16,367,000)

Long-term debt	$8,233,000	$6,338,000

(a)	On March 25, 2003, TCH and its wholly-owned subsidiary, TCF, consummated a private placement of two new issues of mortgage notes consisting of: (i) $425.0 million principal amount of TCH First Priority Notes, bearing interest at a rate of 11.625% per year payable in cash, sold at a price of 94.832% of their face amount for an effective yield of 12.75% and (ii) $50.0 million principal amount of TCH Second Priority Notes, bearing interest at a rate of 11.625% per year payable in cash, plus 6.0% through the issuance of payable-in-kind notes. As of December 31, 2004, the TCH Notes are technically in default based upon the matters described in Note 1. In order to record its debt instruments at the amount of the claim expected to be allowed by the Bankruptcy Court in accordance with SOP 90-7, the Company wrote off as reorganization expense the unamortized debt discount associated with the TCH Notes. Additionally, this debt has been classified as long-term debt subject to compromise on the December 31, 2004 balance sheet pursuant to SOP 90-7. In connection with the TCH Notes offering, Donald J. Trump purchased in a concurrent private offering, $15.0 million aggregate principal amount of additional TCH Second Priority Notes at the same purchase price at which the initial purchasers purchased such notes.

Pursuant to the indentures governing the TCH Notes, the interest rate on the TCH First Priority Notes will increase by 0.5% per annum if TCH’s First Priority Leverage Ratio for any fiscal year, commencing with the year ending December 31, 2003, exceeds 4.8 to 1.0, and by 1.0% per annum if the First Priority Leverage Ratio exceeds 5.3 to 1.0. Similarly, the rate of interest payable in cash on TCH Second Priority Notes will increase by 0.5% per annum or 1.0% per annum if the First Priority Leverage Ratio for any fiscal year, commencing with the year ending December 31, 2003, exceeds 4.8 to 1.0 or 5.3 to 1.0, respectively. For these purposes, the term “First Priority Leverage Ratio” for any year is defined generally as the ratio of (a) the total outstanding principal amount of the TCH First Priority Notes (plus other indebtedness, if any, ranking pari passu with the TCH First Priority Notes) as of December 31, of such year to (b) the Consolidated EBITDA of TCH, which equals, without duplication, the sum of consolidated net income, plus consolidated income tax expense, plus consolidated depreciation and amortization expense, plus consolidated fixed charges and non-cash charges related to regulatory write downs for the year. The First Priority Leverage Ratio for the years ended December 31, 2003 and 2004 resulted in increases in the interest rates on the TCH Notes of 1.0% and 1.0%, respectively. Such increases are effective from and after March 15, 2004 to March 14, 2005 and March 15, 2005 to March 14, 2006 for the 2003 and 2004 calculations, respectively, at which point the rates of interest payable on the TCH Notes would be restored to their original levels, unless the TCH First Priority Leverage Ratio computation for 2005 results in an increase. If the Plan is consummated as discussed in Note 1, the interest rate increase for the year ended December 31, 2004 may not apply.

(b)	On May 30, 2003, Trump Indiana, Inc. entered into a loan agreement with a bank for $5,000,000. Proceeds from the loan were used to purchase slot equipment which secures the loan. The loan bears an interest rate of 4.25% and the loan amortizes over a 24 month term.

(c)	Marina Associates and Trump Indiana, Inc. have entered into various capital leases which are secured by the underlying real property or equipment with interest rates ranging from 3.8% to 20.0%. These leases mature on various dates during the years 2005 through 2007.

TRUMP CASINO HOLDINGS, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Future minimum payments under all indebtedness excluding the TCH Notes, which represents capital leases as of December 31, 2004, are as follows:

2005	$8,510,000
2006	5,730,000
2007	1,167,000
2008	—
2009	—

Total minimum payments	$15,407,000
Less: amount representing interest	1,972,000

Present value of minimum lease payments	$13,435,000

(4) Commitments and Contingencies

Prior to filing for bankruptcy, the Company entered into certain contractual arrangements. These contracts, which are considered pre-petition, may be impacted by the Debtors’ bankruptcy, and as such, the Company will either accept or reject these contracts as part of the bankruptcy proceedings. Any claims with respect to these agreements would be subject to Bankruptcy Court approval and limitations on the amount of such claims.

Operating Leases

TCH has entered into leases for certain property (primarily land), advertising billboards, and various equipment under operating leases. Rent expenses for the years ended December 31, 2002, 2003 and 2004 were $5,015,000, $7,218,000 and $6,638,000, respectively.

Future minimum lease payments under noncancellable operating leases as of December 31, 2004 are as follows:

Total
2005	$5,074,000
2006	4,289,000
2007	4,020,000
2008	3,821,000
2009	3,754,000
Thereafter	11,224,000

$32,182,000

Certain of these leases contain options to purchase the leased properties at various prices throughout the leased terms.

Employment Agreements

TCH has entered into employment agreements with certain key employees which will expire on various dates through August 25, 2007. Total minimum commitment on these agreements at December 31, 2004 is $1,990,000.

New Jersey Casino License Regulations and Renewal

The operation of an Atlantic City hotel and casino is subject to significant regulatory controls that affect virtually all of its operations. Under the Casino Control Act, Marina Associates is required to maintain certain licenses. Casino licenses must be renewed periodically, are not transferable, are dependent on the financial stability of the licensee and can be revoked at any time.

In June 2003, the New Jersey Casino Control Commission renewed Marina Associates’ license to operate Trump Marina for the next four year period through June 25, 2007. Upon revocation, suspension for more than 120 days, or failure to renew a casino license, the Casino Control Act provides for the mandatory appointment of a conservator to take possession of the hotel and casino’s business and property, subject to all valid liens, claims and encumbrances.

Indiana Gaming Regulations

The ownership and operation of riverboat gaming operations in Indiana are subject to strict state regulations under the Riverboat Gambling Act (the “Riverboat Act”) and the administrative rules promulgated thereunder. Trump Indiana, Inc. is required to renew its riverboat owner’s license with the Indiana Gaming Commission (the “IGC”) on an annual basis. In June 2004, the IGC granted Trump

TRUMP CASINO HOLDINGS, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Indiana, Inc. a riverboat owner’s license, which was renewed until June 2005. The IGC may place restrictions, conditions or requirements on the permanent riverboat owner’s license. An owner’s initial license expires five years after the effective date of the license, and unless the owner’s license is terminated, expires or is revoked, the owner’s license may be renewed annually by the IGC upon satisfaction of certain conditions contained in the Riverboat Act. The IGC has adopted certain rules and has published others in proposed or draft form which are proceeding through the review and final adoption process. The IGC also has indicated its intent to predict what effect, if any, the amendment of existing rules or the finalization of new rules might have on the operations of Trump Indiana, Inc.

Trump Indiana, Inc. Certificate of Suitability and City of Gary Development Agreement

As a condition to obtaining a certificate of suitability, Trump Indiana, Inc. has committed to invest approximately $153,000,000 in the Trump Indiana riverboat, including certain related projects of the City of Gary, Indiana. Failure to comply with the foregoing conditions and/or failure to continue riverboat operations as required by the IGC may result in revocation of the certificate of suitability. There can be no assurance that Trump Indiana, Inc. will be able to comply with the terms of the certificate of suitability. As part of the $153,000,000 commitment discussed above, Trump Indiana, Inc. is obligated to fund $21,000,000 of specific economic development and infrastructure projects of the City of Gary. This obligation has been fully accrued over the five-year license period. The final charge to operations of approximately $668,000 was recorded during the year ended December 31, 2001. As of December 31, 2004, $3,704,000 remains payable to the City of Gary related to the total $153,000,000 commitment discussed above.

In addition, Trump Indiana, Inc. established the Trump Indiana Foundation, a private foundation founded for charitable purposes primarily within the City of Gary and Lake County, Indiana. Trump Indiana, Inc. initially funded $1,000,000 to the foundation and is required to make annual contributions of $100,000.

Gaming Taxes

Trump Marina is required to pay an annual tax of 8.0% on their gross casino revenue. For the years ended December 31, 2002, 2003 and 2004, Marina Associates’ gross revenue tax was approximately $22,478,000, $20,718,000 and $21,049,000, respectively.

Under Indiana’s gaming law prior to August 5, 2002, a tax was imposed on admissions to gaming excursions at a rate of $3 for each person admitted to the gaming excursion. Beginning on August 5, 2002, under Indiana’s gaming law, a $3 tax is imposed on admission to the gaming facility and no longer per excursion. For the years ended December 31, 2002, 2003 and 2004, Trump Indiana, Inc. paid admission fees of approximately $7,975,000, $4,966,000 and $5,218,000, respectively.

The State of Indiana also imposes a tax on adjusted gaming receipts, as defined. The amount of this tax was 20% through July 1, 2002; 22.5% from July 1, 2002 to August 5, 2002; and a graduated rate subsequent to August 5, 2002, as follows:

Gaming Receipts	Tax %
$0-$25 Million	15%
$25-$50 Million	20%
$50-$75 Million	25%
$75-$150 Million	30%
Over $150 Million	35%

For the years ended December 31, 2002, 2003 and 2004, Trump Indiana, Inc. paid state gaming taxes of approximately $24,776,000, $33,910,000 and $34,866,000, respectively.

During 2003, the State of Indiana passed a legislative bill that retroactively recalculated the amount of gaming wagering tax due to the State of Indiana. The amount of the assessment was $1.9 million and was recorded as gaming expenses in the statement of operations. Approximately half of this amount was paid in July 2003 and the remaining portion was paid in July 2004.

A tax is imposed by the City of Gary on the adjusted gaming receipts, as defined, at a rate of 4%. For the years ended December 31, 2002, 2003 and 2004, Trump Indiana, Inc. paid $5,140,000 , $5,382,000 and $5,595,000 to the City of Gary, respectively.

Indiana Property Tax Reassessment

During January 2004, the Company received reassessment notices that increased the valuation of its property in Lake County Indiana where Trump Indiana, Inc. is located. The Company’s Buffington Harbor joint venture also received reassessment notices. The reassessments, which affected the 2002 and 2003 calendar tax years, significantly increased the valuation of the assets. As a result of these assessments, the Company recorded a charge to operations during 2003 of approximately $6.3 million to reflect the increase in the assessed values. During 2004, the Company received the 2002 property tax rates and paid the tax bills related to 2002 during July 2004. There was a decrease in the property tax rate from 2001 to 2002 due to the significant upward revisions in the assessed values for the 2002 property

TRUMP CASINO HOLDINGS, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

tax year. The Company has not yet received property tax bills for the years ended December 31, 2003 or 2004. The 2003 property tax rates were legislated and published during the first quarter of 2005. The Company has developed its 2003 property tax accruals at December 31, 2004 based on the assessed values effective for the 2002 bills multiplied by the published tax rates for 2003. As 2004 rates have not yet been legislated, the Company developed its 2004 property taxes payable at the 2003 legislated rates with an assumed rate increase. The Company believes that an assumed increase in rates is reasonable for the 2004 tax year as it anticipates no significant upward revisions to the assessed values. As a result of the above, Trump Indiana, Inc. recorded property tax expense of $6,910,000 and $2,369,000 for the years ended December 31, 2003 and 2004, respectively.

Legal Proceedings

On November 21, 2004, the Debtors filed voluntary petitions for relief in the Bankruptcy Court under chapter 11 of the Bankruptcy Code. As debtors-in-possession, the Debtors are authorized under chapter 11 to continue to operate their businesses while under the jurisdiction of the Bankruptcy Court. As of the petition date, pending litigation against the Debtors is generally stayed, and absent further order of the Bankruptcy Court, substantially all pre-petition liabilities of the Debtors are subject to settlement under a plan of reorganization. The Plan contemplates that general unsecured claims that are allowed by the Bankruptcy Court would be paid in full.

The United States trustee in the Debtors’ chapter 11 cases has appointed the Equity Committee to represent the interests of equity holders of THCR in connection with the cases. The Equity Committee had filed a number of motions opposing the Debtors’ chapter 11 cases and raised certain objections to the Plan (including a recommendation that each stockholder of THCR vote to reject the Plan) that were summarized in a letter enclosed with the solicitation materials accompanying the Disclosure Statement that was distributed to the Company’s stakeholders entitled to vote on the Plan. In addition, the Equity Committee and the Debtors had engaged in extensive litigation activities, including depositions, document requests and other discovery-related matters.

On March 30, 2005, the Debtors, the Equity Committee and certain other parties executed a stipulation, pursuant to which the co-chairs of the Equity Committee, which hold over five million shares of THCR’s common stock and had originally voted against the Plan, agreed to withdraw such votes and instead vote in favor of the Plan, as amended. Based on such support, as well as the acceptances of the Plan already received from other stakeholders entitled to vote on the Plan, the Debtors believe they will receive acceptances from the requisite number and amount of claims and interests represented by creditors and stakeholders to confirm the Plan. The Bankruptcy Court has scheduled a hearing to consider confirmation of the Plan on April 5, 2005. The Debtors will emerge from bankruptcy if and when the Bankruptcy Court approves the Plan and all conditions to the consummation of the Plan have been satisfied or waived. There can be no assurance that the Bankruptcy Court will confirm the Plan or approve the other transactions contemplated in connection with the Plan.

DLJ Merchant Banking Partners III, L.P. (“DLJMB”) has objected to the Plan and asserted a claim for $25 million, plus expenses of at least $1 million, against the Company with respect to a potential $400 million equity investment by DLJMB in connection with a proposed recapitalization of the Company pursued by the Company and DLJMB in 2004. The Company is evaluating DLJMB’s claim and the impact on the Company’s financial position.

On February 8, 2005, certain individuals filed a complaint in the United States District Court for the District of New Jersey, Camden Division, against certain persons and organizations that included members of the Trump Capital Accumulation Plan Administrative Committee. In their complaint, the plaintiffs alleged, among other things, that such persons and organizations, who were responsible for managing the Trump Capital Accumulation Plan, a defined contribution employee benefit plan for certain employees of Trump Taj Mahal Associates (“Taj Associates”), Plaza Associates, Marina Associates (f/k/a Trump Castle Associates, L.P.) and Trump Indiana, Inc. (the “401(k) Plan”), breached their fiduciary duties owed to 401(k) Plan participants when THCR common stock held in employee accounts was allegedly sold without participant authorization if the participant did not willingly sell such shares by a specified date in accordance with the 401(k) Plan. The plaintiffs have brought this suit under the Employee Retirement Income Security Act of 1974, as amended, on behalf of themselves and certain other 401(k) Plan participants and beneficiaries and have sought to have the court certify their claims as a class action. In their complaint, the plaintiffs also seek, among other things, damages for losses suffered by certain accounts of affected 401(k) Plan participants as a result of such allegedly improper sale of THCR common stock and reasonable costs and attorneys’ fees. After extensive negotiations, the Debtors believe that they have reached a resolution with the plaintiffs that would require payment of a maximum of an aggregate of $1.7 million by the Debtors. However, this resolution is subject to approval of the Bankruptcy Court, and at this time, the Debtors cannot predict the outcome of such litigation or its effect on the Company’s business.

TCH and its subsidiaries and certain of its employees have been involved in various legal proceedings. In general, TCH has agreed to indemnify such person against any and all losses, claims, damages, expenses (including reasonable costs, disbursements and counsel fees) and liabilities (including amounts paid or incurred in satisfaction of settlements, judgments, fines and penalties) incurred by them in said legal proceedings.

Various legal proceedings are now pending against TCH and its subsidiaries. TCH considers all such proceedings to be ordinary litigation incident to the character of its business. TCH believes that the resolution of these claims will not, individually or in the aggregate, have a material adverse effect on its financial condition or results of operations.

TRUMP CASINO HOLDINGS, LLC

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

Commencing in early 1994, Trump Indiana, Inc., through its local counsel, had discussion with eight Indiana residents regarding the potential purchase by such residents of 7.5% of the nonvoting stock of Trump Indiana, Inc. These residents had asserted a right to purchase stock in Trump Indiana, Inc. During 1997 and 1998, Trump Indiana, Inc. settled with six of the plaintiffs. During 1999, the remaining two plaintiffs commenced litigation. On March 3, 1999, consequential damages were assessed by the United States District Court against Trump Indiana, Inc. for breach of contract in the amount of $1,334,000 and Trump Indiana, Inc. recorded a charge to operations for this matter during 1999. In June 2001, the United States Seventh Circuit Court of Appeals overturned the lower court’s ruling and remanded the case back to the United States District Court for another trial. On September 3, 2002, the United States Court of Appeals for the Seventh Circuit summarily affirmed the entry of final judgment by the United States District Court in favor of Trump Indiana, Inc. Plaintiffs’ petitions for rehearing of this decision were also summarily denied by the Seventh Circuit Court of Appeals on October 17, 2002. The deadline for further appeal of these decisions has expired. As a result, the March 3, 1999 verdict in favor of the plaintiffs and against Trump Indiana, Inc. in the amount of $1,334,000 has been reversed and final judgment has been entered on behalf of Trump Indiana, Inc.; accordingly, Trump Indiana, Inc. reversed the liability previously recorded in 1999 and recorded a non-operating gain of $1,334,000 in the accompanying 2002 statement of operations.

Self Insurance Reserves

Self insurance reserves represent the estimated amounts of uninsured claims related to employee health medical costs, workers’ compensation and personal injury claims that have occurred in the normal course of business. These reserves are established by management based upon a specific review of open claims, with consideration of incurred but not reported claims as of the balance sheet date. The costs of the ultimate disposition of these claims may differ from these reserve amounts.

Federal Income Tax Examinations

Trump Indiana, Inc. is currently being audited by the Internal Revenue Service (the “IRS”) for the 1995 through 1997 tax years and for the 2002 and 2003 tax years. The 1995 through 1997 audit is currently with the appeals office of the IRS. The Company is vigorously opposing the preliminary assessments made by the IRS related to this audit and believes such assessments are erroneous. Although the Company believes the preliminary IRS assessments will be overturned through the appeals process and that the Company’s position will be sustained, significant amounts of potential federal and state tax liabilities would result if the Company’s appeals of such assessments were denied. The 2002 and 2003 IRS audit has only recently commenced and the Company does not anticipate any material tax liabilities resulting from this examination.

Casino Reinvestment Development Authority Obligations

Pursuant to the provisions of the Casino Control Act, the Company must either obtain investment tax credits, as defined in the Casino Control Act, in an amount equivalent to 1.25% of its gross casino revenues, as defined in the Casino Control Act, or pay an alternative tax of 2.5% of its gross casino revenues for Marina Associates. Investment tax credits may be obtained by making qualified investments, as defined, or by depositing funds which may be converted to bonds by the New Jersey Casino Reinvestment Development Authority (the “CRDA”), both of which bear interest at two-thirds of market rates resulting in a fair value lower than cost. Marina Associates is required to make quarterly deposits with the CRDA to satisfy its investment obligations.

For the years ended December 31, 2002, 2003 and 2004, TCH charged to operations, on the date funds were deposited with the CRDA, amounts of $3,762,000, $1,888,000 and $1,096,000, respectively, to give effect to the below market interest rates associated with CRDA deposits and bonds. From time to time, Marina Associates has elected to donate funds they have on deposit with the CRDA for various projects. The Company is not obligated to make donations to any specific project, and management elects to donate funds based on the specific facts of each potential donation transaction. Donations in the amounts of $3,957,000 and $1,920,000 were made during the years ended December 31, 2002 and 2003, respectively. As a result of these donations, the Company charged to operations $2,638,000 and $803,000 during the years ended December 31, 2002 and 2003, respectively. No donations were made during the year 2004.

TRUMP CASINO HOLDINGS, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

CRDA bonds and investments are included as other long-term assets on the accompanying combined balance sheet are summarized as follows:

	December 31,
	2003	2004
CRDA deposits, net of valuation allowances of $1,333,000 and $2,432,000, respectively	$2,667,000	$4,865,000
CRDA bonds, net of valuation allowances of $1,576,000 and $1,581,000, respectively	2,203,000	2,212,000

	$4,870,000	$7,077,000

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

The NJSEA Subsidy Agreement provides that the casinos, pro rata according to their gross revenues, shall: (a) pay $34 million to the NJSEA in cash, in four yearly payments through October 15, 2007 and donate $52 million to the NJSEA from the regular payment of their CRDA obligations for use by the NJSEA through 2008 to enhance such purses, fund such breeders’ awards and establish such account wagering; and (b) donate $10 million from the regular payment of their CRDA obligations for use by the CRDA as grants to such other North Jersey projects as the CRDA shall determine. These cash payments and donations of CRDA obligations are conditioned upon the timely enactment and funding of the Casino Expansion Fund Act. Marina Associates has estimated its portion of the industry obligation at approximately 5.5%.

The NJSEA Subsidy Agreement also anticipated that legislation to establish and fund a $62 million Casino Expansion Fund would be effective by December 1, 2004 and that the fund will be administered by the CRDA and made available pro rata to each casino for the use in expanding its casino hotel facility in the amounts and at the times it makes its donation payments to the CRDA (the “Casino Expansion Fund Act”). The NJSEA Subsidy Agreement further provides for a moratorium until January 2009, which casinos may enforce by court injunction, on the conduct of “casino gaming” at any New Jersey racetrack (unless casinos controlling a majority of the hotel rooms controlled by the casinos in Atlantic City otherwise agree) and a moratorium until January 2006 on the authorization of “casino gaming” at any New Jersey racetrack, the violation of which would terminate the NJSEA Subsidy Agreement and all further payments to the NJSEA and require the NJSEA to return all undistributed cash and the CRDA to return all undistributed donated CRDA obligations to the casinos. The NJSEA Subsidy Agreement also grants a license through August 2008 for the display, at no cost to the casino industry, of messages promoting Atlantic City in prominent locations at NJSEA’s Meadowlands and Monmouth racetracks.

The NJSEA Subsidy Agreement finally provides that, if the Casino Expansion Fund is not established and funded by the New Jersey legislature by December 1, 2004: (a) the casinos shall provide $7 million in cash to the NJSEA by December 10, 2004 and donate $13 million from the regular payment of their CRDA obligations to the NJSEA for use by the NJSEA to enhance such purses, fund such breeders’ awards and establish such account wagering; (b) the moratorium on the conduct of “casino gaming” at New Jersey racetracks shall expire as of January 2006; and (c) the NJSEA Subsidy Agreement shall otherwise terminate.

The New Jersey legislature enacted a law effective June 30, 2004, as amended effective January 27, 2005, which establishes the Atlantic City Expansion Fund, identifies the Casino Hotel Room Occupancy Fee as its funding source, and directs the CRDA to provide the Atlantic City Expansion Fund with $62 million and to make the same available to each casino licensee for investment in eligible projects. Eligible projects, if approved by August 25, 2006, may add hotel rooms, retail, dining or non-gaming entertainment venues, or other non-gaming amenities including parking spaces in the City of Atlantic City and, if approved thereafter, shall add hotel rooms to the City of Atlantic City. The New Jersey legislature also enacted a law effective June 30, 2004 which, in yearly increments, fully phases out the 4.25% tax on casino complimentaries as of July 1, 2009.

(5) Employee Benefit Plans

Marina Associates and Trump Indiana, Inc. participate in a retirement savings plan, the 401(k) Plan, for its nonunion employees under Section 401(k) of the Internal Revenue Code. Employees are eligible to contribute up to 30% of their earnings (as defined) to the 401(k) Plan up to the maximum amount permitted by law, with Marina Associates and Trump Indiana, Inc. matching 50% of an eligible employee’s contributions up to a maximum of 6% of the employee’s earnings. In connection with the 401(k) Plan, TCH recorded charges of approximately $1,184,000, $1,201,000 and $1,145,000 for matching contributions for the years ended December 31, 2002, 2003 and 2004, respectively.

Marina Associates makes payments to various trusteed multi employer pension plans under industry-wide union agreements. The payments are based on the hours worked by or gross wages paid to covered employees. Under the Employee Retirement Income Security

TRUMP CASINO HOLDINGS, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Act, Marina Associates may be liable for its share of the plans’ unfunded liabilities, if any, if the plans are terminated or if Marina Associates withdraws from participation in such plans. Pension expense charged to operations for the years ended December 31, 2002, 2003 and 2004 was $1,301,000, $1,401,000, and $1,539,000, respectively.

TCH provides no other material post-retirement or post-employment benefits.

(6) Transactions with Affiliates

At December 31, 2003 and 2004, amounts due to affiliates were $7,567,000 and $9,475,000, respectively. Trump Marina has engaged in limited intercompany transactions with Trump Plaza Associates (“Plaza Associates”), Taj Associates, Trump Administration, a division of Taj Associates (“Trump Administration”), THCR and the Trump Organization, LLC all of which are affiliates of Donald J. Trump.

Beginning in late 1997, Marina Associates has utilized certain facilities owned by Mr. Trump to entertain high-end customers. Management believes that the ability to utilize these facilities has enhanced Marina Associates’ revenues. In 2002, 2003 and 2004, Marina Associates incurred approximately $10,000, $1,000 and $15,000, respectively, for customer costs associated with such utilization. Also, in exchange for having Mr. Trump’s plane available to customers of Trump Marina, Marina Associates has incurred pilot costs of approximately $76,000, $73,000 and $72,000 for the years ended December 31, 2002, 2003 and 2004.

Trump Casino Services, LLC, formed in 1996 for the purpose of realizing cost savings and operational synergies, provides certain administrative functions and certain services to Plaza Associates, Taj Associates and Marina Associates. Effective December 31, 2000, Trump Casino Services, LLC was merged into Taj Associates, and the obligations, administrative duties, and responsibilities of Trump Casino Services, LLC were assumed by Trump Administration. Management believes that Trump Administration’s services will continue to result in substantial cost savings and operational synergies for Plaza Associates, Taj Associates and Marina Associates. Amounts charged to Marina Associates by Trump Administration for these services were $3,391,000, $3,793,000 and $3,683,000 for the years ended December 31, 2002, 2003 and 2004.

Trump Indiana, Inc. was charged management fees by the THCR Holdings amounting to $6,114,000 and $1,513,000 in 2002 and 2003, respectively, pursuant to a management services agreement between Trump Indiana, Inc. and THCR Holdings. On March 25, 2003, this management services agreement was assigned from THCR Holdings to TCH.

As of December 31, 2003 and 2004, Trump Indiana, Inc. had amounts due to Buffington Harbor entities of $2,189,000 and $3,267,000, respectively.

In addition, from time to time, certain relatives of the Company’s officers hold part-time or seasonal positions at one or more of our properties.

Executive Agreement

On April 10, 2003, Mr. Trump, THCR and THCR Holdings entered into an Amended and Restated Executive Agreement (the “Amended Executive Agreement”). The Amended Executive Agreement amends and restates the Executive Agreement and is effective as of January 1, 2003. The Amended Executive Agreement was amended on September 17, 2003 to add Trump Atlantic City Associates as a party. Pursuant to the Amended Executive Agreement, Mr. Trump has agreed to act as the President and Chief Executive Officer of THCR and its subsidiaries, if requested. THCR has agreed to nominate Mr. Trump to serve as a director of THCR and, if elected, to appoint him as its Chairman. The initial term of the Amended Executive Agreement is three years and, thereafter, it is automatically extended so that the remaining term on any date is always three years, until such time during such rolling term that either party gives written notice to the other of its election not to continue extending such term, in which case the term shall end three years from the date of which such notice is given. THCR can terminate the Amended Executive Agreement if Mr. Trump fails to maintain various material casino gaming licenses and authorizations and the loss of such licenses has a material adverse effect on THCR and its subsidiaries.

Under the Amended Executive Agreement, Mr. Trump’s annual base salary is $1.5 million per year, beginning January 1, 2003. In addition, from and after January 1, 2003, Mr. Trump will be paid additional fixed compensation of $1.5 million per year if THCR achieves consolidated EBITDA (as defined) or $270 million in any year and incentive compensation equal to 5.0% of THCR’s consolidated EBITDA in excess of $270 million. The term “Consolidated EBITDA” means, with respect to THCR and its consolidated subsidiaries, for any period, an amount equal to the sum of (i) the net income (or loss) of THCR and its consolidated subsidiaries for such period determined in accordance with generally accepted accounting principles, consistently applied, excluding any extraordinary, unusual or non-recurring gains or losses, plus (ii) all amounts deducted in computing such net income (or loss) in respect of interest (including the imputed interest portions of rentals under capitalized leases), depreciation, amortization and taxes based upon or measured by income, plus (iii) other non-cash charges arising from market value adjustments and adjustments pertaining to contributions of deposits in each case in respect of CRDA bonds. Additional fixed compensation and incentive compensation for a given year shall not be deducted in determining net income of THCR for such year. Under the Plan, the Amended Executive Agreement would be terminated and Mr. Trump would enter into a new services agreement with THCR and THCR Holdings.

TRUMP CASINO HOLDINGS, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Donald J. Trump Investment Agreement

As described above, on January 25, 2005, THCR, THCR Holdings and Donald J. Trump entered into an investment agreement (the “DJT Investment Agreement”), pursuant to which Mr. Trump has agreed to invest $55 million in THCR Holdings and contribute approximately $16.4 million aggregate principal face amount of TCH Second Priority Notes beneficially owned by him (including interest accrued thereon) in exchange for shares of common stock (or common stock equivalents) of recapitalized THCR in connection with the Plan. The Debtors and Mr. Trump expect to amend the DJT Investment Agreement in connection with the stipulation entered into on March 30, 2005 by the Debtors, the Equity Committee and certain other parties. Mr. Trump’s investment agreement also contains certain ancillary agreements to be executed with certain of the Debtors on the effective date of the Plan, including a services agreement, trademark license agreement (and related trademark security agreement), voting agreement, right of first offer agreement, warrant agreements and agreement assigning THCR Holdings’ 25% interest in the Miss Universe Pageant to Mr. Trump. The DJT Investment Agreement and related agreements are subject to the terms and conditions set forth therein and are subject to the approval of the Bankruptcy Court.

(7) Twenty-Nine Palms Development

On April 27, 2000, as amended on March 28, 2002, THCR Management entered into the Trump 29 Management Agreement. On April 15, 2002, the Trump 29 Management Agreement was approved by the National Indian Gaming Commission and on April 16, 2002, THCR Management commenced operation of Trump 29. Under such agreement, THCR Management Services received an annual fee based on a percentage of net revenues (as defined in the Trump 29 Management Agreement) in consideration for the management services provided thereunder (payable monthly in an amount equal to the accrued management fee for the preceding month plus any accrued, unpaid amounts). On December 22, 2004, THCR Management Services and THCR Development entered into the Memorandum of Understanding with the Tribe and Enterprises to terminate the Trump 29 Management Agreement (along with an agreement in connection with the financing, development and construction of Trump 29 and a trademark agreement that licensed the “Trump” name for use at such facility), subject to payment by the Tribe and Enterprises of (i) all management fees earned by THCR Management Services for services rendered under the Trump 29 Management Agreement through December 31, 2004, and (ii) a $6 million fee, among other conditions. On January 21, 2005, the Bankruptcy Court approved the Memorandum of Understanding and the Company subsequently received the $6 million fee.

(8) Debt Renegotiation Costs

Debt renegotiation costs during 2003 represent the costs expensed in connection with debt refinancing efforts no longer pursued and transactional fees earned upon the successful completion of debt refinancing in 2003. Debt renegotiation costs in 2004 represent costs incurred in connection with the since terminated proposed capitalization of the Company by DLJMB.

(9) Contributed Capital

THCR Holdings incurred expenses on behalf of THCR Management. These expenses included payroll, travel, and consulting fees. The amount of these costs, which have been reflected in the accompanying financial statements as contributed capital, totaled $1,076,000 and $223,000 and $0 for the years ended December 31, 2002, 2003 and 2004 respectively. Prior to January 1, 2002, THCR Holdings incurred start-up and other costs related to obtaining approval of the Management Agreement and related procedures.

Capital Distribution

Pursuant to the indentures governing the TCH Notes, TCH is permitted to reimburse affiliates, including THCR, for certain operating expenses. During the year ended December 31, 2004, TCH declared a capital distribution to THCR of $800,000, consisting of operating expense reimbursements.

Capital Contribution

Pursuant to the Chapter 11 Bankruptcy proceedings, THCR obtained $100.0 million in Debtor In Possession financing for working capital purposes. During the year ended December 31, 2004 THCR contributed $11,289,000 to TCH.

(10) Fair Value of Financial Instruments

The carrying amount of the following financial instruments approximate fair value, as follows: (a) cash and cash equivalents, receivables and payables based on the short-term nature of these financial instruments, (b) CRDA bonds and deposits based on the allowances to give effect to the below market interest rates.

TRUMP CASINO HOLDINGS, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The estimated fair value of other financial instruments are as follows:

	December 31, 2003
	Carrying Amount	Fair Value
TCH First Priority Mortgage Notes	$404,605,000	$404,813,000
TCH Second Priority Mortgage Notes	$66,842,000	$65,171,000

	December 31, 2004
	Carrying Amount	Fair Value
TCH First Priority Mortgage Notes	$425,000,000	$463,250,000
TCH Second Priority Mortgage Notes	$70,922,000	$71,011,000

The fair value of other indebtedness approximated its carrying value based upon the respective terms of the indebtedness.

(11) Financial Information of Trump Casino Funding

Financial information relating to Trump Casino Funding is as follows:

	December 31, 2003	December 31, 2004
Assets:

TCH First Priority Mortgage Notes receivable, net of unamortized discount of $20,395,000 at December 31, 2003	$404,605,000	$425,000,000
TCH Second Priority Mortgage Notes receivable	66,842,000	70,922,000

Total Assets	$471,447,000	$495,922,000

Liabilities:

TCH First Priority Mortgage Notes payable, net of unamortized discount of $20,395,000 at December 31, 2003	$404,605,000	$425,000,000
TCH Second Priority Mortgage Notes payable	66,842,000	70,922,000

Total Liabilities	$471,447,000	$495,922,000

	For the Years Ended December 31,
	2003	2004
Interest Income	$48,886,000	$68,341,000
Interest Expense	48,886,000	68,341,000

Net Income	$—	$—

(12) Combining Financial Information (in thousands)

	2002
	Trump Marina	Trump Indiana	THCR Management	TCH Combined
Total assets	$515,058	$112,229	$777	$628,064
Total liabilities	511,027	69,911	1,273	582,211
Capital (deficit)	4,031	42,318	(496)	45,853
Net revenues	270,249	124,002	—	394,251
Costs and expenses	235,623	103,598	—	339,221
Income from operations	34,626	20,404	—	55,030
Discontinued operations	—	—	1,595	1,595
Net (loss) income	(29,832)	15,497	(1,330)	(15,665)

TRUMP CASINO HOLDINGS, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

	2003
	Trump Marina	Trump Indiana	THCR Management	TCH Combined
Total assets	$514,346	$113,687	$354	$633,160
Total liabilities	400,408	71,512	10	552,855
Capital (deficit)	113,938	42,175	344	80,305
Net revenues	250,431	128,405	—	378,836
Costs and expenses	226,276	118,669	—	342,181
Income from operations	24,155	9,736	—	36,655
Discontinued operations	—	—	3,523	3,523
Net (loss) income	(19,775)	(1,082)	3,283	(27,135)

	2004
	Trump Marina	Trump Indiana	THCR Management	TCH Combined
Total assets	$491,154	$101,683	$6,855	$603,342
Total liabilities	402,604	74,832	84	589,191
Capital	88,550	26,851	6,771	14,151
Net revenues	248,145	137,668	—	385,813
Costs and expenses	232,681	120,479	—	378,636
Income from operations	15,464	17,189	—	7,177
Discontinued operations	—	—	13,480	13,480
Net (loss) income	(31,755)	(15,323)	13,480	(76,643)

Each of the subsidiaries of TCH guarantee the TCH Notes fully and unconditionally and on a senior secured basis. Intercompany eliminations and expenses of TCH are not separately shown.

(13) Quarterly Financial Data (unaudited)

	2003
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter (A)	Total
Net Revenues	$90,273,000	$100,190,000	$102,221,000	$86,152,000	$378,836,000
Income from Operations	7,314,000	14,007,000	14,514,000	820,000	36,655,000
Loss from Continuing Operations	(7,298,000)	(4,739,000)	(4,575,000)	(14,046,000)	(30,658,000)
Discontinued Operations	855,000	991,000	797,000	880,000	3,523,000
Net Loss	(6,443,000)	(3,748,000)	(3,778,000)	(13,166,000)	(27,135,000)

	2004
	First Quarter (B)	Second Quarter	Third Quarter	Fourth Quarter (C)	Total
Net Revenues	$97,890,000	$99,443,000	$105,743,000	$82,737,000	$385,813,000
Income (loss) from Operation	12,930,000	15,115,000	17,669,000	(38,537,000)	7,177,000
Loss from Continuing Operations	(26,438,000)	(6,195,000)	(4,596,000)	(52,894,000)	(90,123,000)
Discontinued Operations	2,230,000	2,057,000	1,610,000	7,583,000	13,480,000
Net Loss	(24,208,000)	(4,138,000)	(2,986,000)	(45,311,000)	(76,643,000)

(A)	During the fourth quarter of 2003, the Company recorded a charge to operations of approximately $6.3 million as a result of property tax reassessments at the Company’s Indiana facilities.

TRUMP CASINO HOLDINGS, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(B)	During the first quarter of 2004, the Company recorded a retroactive charge to provision for income taxes for approximately $19.1 million as a result of an Indiana Supreme Court ruling regarding the non-deductibility of the Riverboat Wagering Tax.
(C)	On November 21, 2004, the Company filed voluntary petitions in the Bankruptcy Court under chapter 11 of the United States Bankruptcy Code. In the quarter ended December 31, 2004, the Company recorded reorganization expenses which principally include (i) the write-off of deferred financing fees and the accretion of debt discounts in the amount of $35.1 million on the TCH Notes in order to reflect the debt balances at the estimated amount of the claim that is expected to be allowed in the chapter 11 proceedings and (ii) professional fees in the amount of $6.8 million associated with the reorganization and bankruptcy proceedings.

On December 22, 2004, THCR Management Services and THCR Development entered into the Memorandum of Understanding, pursuant to which THCR Management Services and THCR Development agreed to terminate the Trump 29 Management Agreement (along with an agreement in connection with the financing, development and construction of Trump 29 and a trademark agreement that licensed the “Trump” name for use at such facility), subject to payment by the Tribe and Enterprises of (i) all management fees earned by THCR Management Services for services rendered under the Trump 29 Management Agreement through December 31, 2004, and (ii) a $6 million fee, among other conditions. On January 21, 2005, the Bankruptcy Court approved the Memorandum of Understanding. As such, the quarterly and year-to-date results from THCR Management Services, LLC, the holder of the management contract, are reflected in the statements of operations as discontinued operations for all periods presented. The $6.0 million gain from the transfer of the management contract is also reflected in discontinued operations.

(14) Consolidated Financial Statements of Debtors In Possession

In accordance with SOP 90-7, presented below are the consolidated financial statements of certain of the Debtors (Trump Casino Holdings, LLC and all of its subsidiaries) that filed voluntary petitions for relief under chapter 11 of the Bankruptcy Code. Such financial statements have been prepared using standards consistent with the Company’s consolidated financial statements.

TRUMP CASINO HOLDINGS, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Trump Casino Holdings, LLC

Debtors in Possession

Consolidated Statement of Operations

Period from November 21, 2004 to December 31, 2004

(in thousands)

2004
Revenues	$38,195

Operating Expenses	(33,753)
Depreciation and amortization	(3,713)
Reorganization expense	(35,597)

Loss from operations	(34,868)
Interest income	69
Interest expense	(7,700)
Other	(3)

Loss before equity in loss from Buffington Harbor L.L.C., provision for income tax and discontinued operations	(42,502)
Equity in loss from Buffington Harbor, L.L.C.	(264)

Loss before income taxes and discontinued operations	(42,766)
Provision for income taxes	(547)

Loss from continuing operations	(43,313)

Discontinued Operations:
Income from operations of Trump 29	702
Gain on termination of Trump 29 Management Agreement	6,000

Income from Discontinued Operations	6,702

Net loss	$(36,611)

TRUMP CASINO HOLDINGS, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Trump Casino Holdings, LLC

Debtors in Possession

Consolidated Statement of Cash Flows

Period from November 21, 2004 to December 31, 2004

2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss from continuing operations	$(43,313)
Adjustments to reconcile net loss to net cash flows provided by operating activities:
Non-cash reorganization expense	35,042
Depreciation and amortization	3,713
Provision for losses on receivables	90
Equity in loss of Buffington Harbor L.L.C.	264
Valuation allowance - CRDA investments	96
Changes in operating assets and liabilities
Increase in receivables	(958)
Decrease in inventories	15
Increase in due to affiliates, net	4,128
Decrease in other current assets	1,337
Increase in other assets	(368)
Decrease in accounts payable, accrued expenses and other current liabilities	(2,001)
Decrease in accrued interest payable	(5,985)
Decrease in other long-term liabilities	(13)

NET CASH FLOWS USED IN CONTINUING OPERATIONS	(7,953)
NET CASH FLOWS PROVIDED BY DISCONTINUED OPERATIONS	702

NET CASH FLOWS USED IN OPERATING ACTIVITIES	(7,251)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment, net	(1,889)
Purchases of CRDA investments, net	(288)

NET CASH FLOWS USED IN INVESTING ACTIVITIES	(2,177)

CASH FLOWS FROM FINANCING ACTIVITIES:
Contributed capital	7,167
Debt payments	(991)

NET CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	6,176

NET DECREASE IN CASH AND CASH EQUIVALENTS	(3,252)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	36,653

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$33,401

SCHEDULE II

TRUMP CASINO HOLDINGS, LLC

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

	Balance at Beginning of Period	Charged to Costs and Expenses	Other Changes (Deductions)		Balance at End of Period
YEAR ENDED DECEMBER 31, 2002:
Allowance for doubtful accounts	$2,979,000	$2,303,000	$(2,675,000)	(A)	$2,607,000

Valuation allowance for the CRDA investments	$3,823,000	$3,762,000	$(4,716,000)	(B)	$2,869,000

YEAR ENDED DECEMBER 31, 2003:
Allowance for doubtful accounts	$2,607,000	$1,741,000	$(1,758,000)	(A)	$2,590,000

Valuation allowance for the CRDA investments	$2,869,000	$1,888,000	$(1,848,000)	(B)	$2,909,000

YEAR ENDED December 31, 2004:
Allowance for doubtful accounts	$2,590,000	$1,492,000	$(1,911,000)	(A)	$2,171,000

Valuation allowance for the CRDA investments	$2,909,000	$1,096,000	$8,000	(B)	$4,013,000

(A)	Write-off of uncollectible accounts.
(B)	Reversal of allowance applicable to contribution of CRDA investments.

S-1

EXHIBIT INDEX

Exhibit No.	Description
21.1	List of Subsidiaries of Trump Casino Holdings, LLC

31.1	Certification by the Chief Executive Officer of Trump Casino Holdings, LLC Pursuant to Rule 13a-14(a)/15(d)-14(a) of the Securities Exchange Act of 1934, as Amended

31.2	Certification by the Chief Financial Officer of Trump Casino Holdings, LLC Pursuant to Rule 13a-14(a)/15(d)-14(a) of the Securities Exchange Act of 1934, as Amended

32.1	Certification of the Chief Executive Officer of the Registrants Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer of the Registrants Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Description of Certain Governmental and Gaming Regulations